Form 10-Q
period 2020-09-30
Codiak BioSciences, Inc.
filed 2020-11-19
CIK 1659352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-39615

CODIAK BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4926530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 CambridgePark Drive, Suite 500 Cambridge, MA	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 949-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CDAK	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 19, 2020, the registrant had 18,767,674 shares of common stock, $0.0001 par value per share, outstanding.

i

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

•	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

•	We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.

•

We are very early in our development efforts. While we initiated our first clinical trials of our initial engEx product candidates in September 2020, the remainder of our engEx Platform is still in preclinical development and it could be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

•

Our engEx product candidates are based on a novel therapeutic approach, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

•

Development of new therapeutics involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs, fail to replicate the positive results from our earlier preclinical studies or experience delays in completing or ultimately be unable to complete, the development and commercialization of any product candidates.

•

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any ongoing or future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and ongoing or future clinical trials, we may be unable to successfully develop, obtain regulatory approval and commercialize our product candidates.

•

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and could cause a disruption to the development of our product candidates.

•

Although our in-house Phase 1/2 clinical manufacturing facility will soon be operational, we have been and expect to remain dependent on suppliers for some of our components and materials used to manufacture or supply our engEx exosomes for later stage clinical trials and commercial supply.

•

Our engEx product candidates are complicated to manufacture. If we or any of our third-party manufacturers encounter difficulties in manufacturing our engEx product candidates, our ability to provide supply of our engEx product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped or we may be unable to maintain a commercially viable cost structure.

•

While we have not yet sought any regulatory approval for any product candidate, the FDA, the MHRA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

•

If we are unable to obtain and maintain patent protection for any product candidates we develop, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

•

Third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of the engEx Platform, our product candidates and other technologies.

•	We will rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing.

If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

•	If we are unable to maintain our collaborations with Jazz or Sarepta, or any future collaborations, or our collaborations are not successful, our business could be adversely affected.

•

Negative developments in the field of exosomes could damage public perception of any product candidates that we develop, which could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

•	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

•

If we are unable to obtain and maintain patent protection for any product candidates we develop or for our engEx Platform, our competitors could develop and commercialize products or technology similar or identical to ours and our ability to successfully commercialize any product candidates we may develop and our technology may be adversely affected.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the success, cost and timing of our product development activities, preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the design of our clinical trials of exoSTING and exoIL-12 and planned clinical trial of exoASO-STAT6;

•	our ability to successfully advance any our engEx product candidates into and through clinical trials, or obtain marketing approval;

•	the potential and capabilities of our engEx Platform, engEx product candidates and engEx discovery programs;

•	the potential and capability of our engEx Platform to generate additional engEx product candidates;

•	our ability to successfully manufacture, or procure from third parties sufficient supply of, our product candidates for preclinical studies, clinical trials or commercial use, if approved;

•	our ability to establish, operate and maintain our in-house Phase 1/2 clinical manufacturing facility;

•

our ability to utilize our engEx Platform to engineer exosomes to carry various biologically active drug molecules, target specific cell types or cellular pathways or enhance the value of existing drug modalities;

•	the potential indications that we may be able to target with engineered exosomes generated from our engEx Platform;

•

the size, composition and growth potential of the patient populations and markets we intend to target with our engEx product candidates and our ability to develop and commercialize engEx product candidates to address those patient populations and markets;

•	the ability and willingness of our current and future collaborators to continue research and development activities relating to our engEx exosomes;

•

our ability to maintain regulatory approval, if obtained, of any of our current or future engEx product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to license intellectual property relating to our product candidates and to comply with our existing license and collaboration agreements;

•	our ability to commercialize our products, if approved, in light of the intellectual property rights of others;

•	developments relating to the use of exosomes to develop therapeutics;

•	the success of competing therapies that are or become available;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	the commercialization of our product candidates, if approved;

•	our plans to research, develop and commercialize our engEx product candidates and enhance the capabilities of our engEx Platform;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to attract and retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of laws and regulations; and

•	the direct or indirect impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our partners, collaborators, vendors and customers operate.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Assets
Current assets:
Cash and cash equivalents	$48,339	$10,316
Investments	—	73,065
Restricted cash	—	367
Prepaid expenses and other current assets	4,022	10,370
Total current assets	52,361	94,118
Property and equipment, net	31,544	17,626
Restricted cash, net of current portion	4,170	4,170
Operating lease right-of-use assets	22,226	—
Other non-current assets	50	48
Total assets	$110,351	$115,962
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,488	$2,381
Accrued expenses	23,858	15,818
Deferred revenue	6,268	742
Deferred rent	—	814
Operating lease liabilities	1,778	—
Total current liabilities	34,392	19,755
Long-term liabilities:
Deferred revenue, net of current portion	58,069	54,870
Note payable, net of discount	24,825	9,572
Deferred rent, net of current portion	—	9,814
Operating lease liabilities, net of current portion	37,102	—
Total liabilities	154,388	94,011
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock, $0.0001 par value; 33,200,000 shares authorized as of September 30, 2020 and December 31, 2019; 33,200,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019; liquidation value as of September 30, 2020 and December 31, 2019 of $46,162 and $44,169, respectively	46,162	44,169
Series B redeemable convertible preferred stock, $0.0001 par value; 21,400,000 shares authorized as of September 30, 2020 and December 31, 2019; 20,583,328 and 20,520,828 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; liquidation value as of September 30, 2020 and December 31, 2019 of $84,769 and $80,874, respectively	84,769	81,108
Series C redeemable convertible preferred stock, $0.0001 par value; 20,204,100 shares authorized as of September 30, 2020 and December 31, 2019; 20,204,079 shares issued and outstanding as of September 30, 2020 and December 31, 2019; liquidation value as of September 30, 2020 and December 31, 2019 of $94,102 and $89,507, respectively	94,102	89,507
Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2020 and 120,000,000 shares authorized as of December 31, 2019; 3,195,355 and 2,997,040 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,063	2
Accumulated other comprehensive income	—	43
Accumulated deficit	(270,133)	(192,878)
Total stockholders’ deficit	(269,070)	(192,833)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$110,351	$115,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$954	$151	$1,275	$238
Total revenue	954	151	1,275	238
Operating expenses:
Research and development	30,640	16,546	60,653	41,794
General and administrative	5,342	4,835	13,933	16,786
Total operating expenses	35,982	21,381	74,586	58,580
Loss from operations	(35,028)	(21,230)	(73,311)	(58,342)
Other income (expense):
Interest income	4	344	246	1,145
Interest expense	(607)	(3)	(1,196)	(3)
Other income	338	226	553	878
Total other income (expense), net	(265)	567	(397)	2,020
Net loss	$(35,293)	$(20,663)	$(73,708)	$(56,322)
Cumulative dividends on redeemable convertible preferred stock	(3,457)	(3,454)	(10,296)	(10,247)
Net loss attributable to common stockholders	$(38,750)	$(24,117)	$(84,004)	$(66,569)
Net loss per share attributable to common stockholders, basic and diluted	$(12.83)	$(8.05)	$(27.92)	$(22.29)
Weighted average common shares outstanding, basic and diluted	3,020,055	2,995,917	3,008,576	2,986,889
Comprehensive income (loss):
Net loss	$(35,293)	$(20,663)	$(73,708)	$(56,322)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	—	(8)	(43)	72
Total other comprehensive income (loss)	—	(8)	(43)	72
Comprehensive loss	$(35,293)	$(20,671)	$(73,751)	$(56,250)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUM- ULATED OTHER COMPRE- HENSIVE (LOSS)	ACCUM- ULATED	TOTAL STOCK- HOLDERS
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT
	Three Months Ended September 30, 2020
Balance at June 30, 2020	33,200,000	$45,493	20,583,328	$83,524	20,204,079	$92,559	3,010,852	$—	$2	$—	$(234,840)	$(234,838)
Issuance of common stock in connection with license agreement	—	—	—	—	—	—	177,318	—	2,660	—	—	2,660
Exercise of options to purchase common stock	—	—	—	—	—	—	7,185	—	38	—	—	38
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,820	—	—	1,820
Accretion of redeemable convertible preferred stock to redemption value	—	669	—	1,245	—	1,543	—	—	(3,457)	—	—	(3,457)
Net loss	—	—	—	—	—	—	—	—	—	—	(35,293)	(35,293)
Balance at September 30, 2020	33,200,000	$46,162	20,583,328	$84,769	20,204,079	$94,102	3,195,355	$—	$1,063	$—	$(270,133)	$(269,070)

	Three Months Ended September 30, 2019
Balance at June 30, 2019	33,200,000	$42,830	20,520,828	$78,487	20,204,079	$86,421	2,995,917	$—	$2	$71	$(148,387)	$(148,314)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	—	70	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,349	—	—	2,349
Accretion of redeemable convertible preferred stock to redemption value	—	669	—	1,240	—	1,543	—	—	(2,349)	—	(1,103)	(3,452)
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,663)	(20,663)
Balance at September 30, 2019	33,200,000	$43,499	20,520,828	$79,797	20,204,079	$87,964	2,995,917	$—	$2	$63	$(170,153)	$(170,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUM- ULATED OTHER COMPRE- HENSIVE (LOSS)	ACCUM- ULATED	TOTAL STOCK- HOLDERS
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT
	Nine Months Ended September 30, 2020
Balance at December 31, 2019	33,200,000	$44,169	20,520,828	$81,108	20,204,079	$89,507	2,997,040	$—	$2	$43	$(192,878)	$(192,833)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	62,500	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with license agreement	—	—	—	—	—	—	177,318	—	2,660	—	—	2,660
Exercise of options to purchase common stock	—	—	—	—	—	—	20,997	—	142	—	—	142
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,961	—	—	4,961
Accretion of redeemable convertible preferred stock to redemption value	—	1,993	—	3,661	—	4,595	—	—	(6,702)	—	(3,547)	(10,249)
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	—	—	—	—	(73,708)	(73,708)
Balance at September 30, 2020	33,200,000	$46,162	20,583,328	$84,769	20,204,079	$94,102	3,195,355	$—	$1,063	$—	$(270,133)	$(269,070)

	Nine Months Ended September 30, 2019
Balance at December 31, 2018	33,200,000	$41,738	20,479,162	$75,900	20,204,079	$83,385	2,921,268	$—	$2	$(9)	$(108,984)	$(108,991)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	41,666	253	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	74,649	—	254	—	—	254
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,883	—	—	4,883
Accretion of redeemable convertible preferred stock to redemption value	—	1,761	—	3,644	—	4,579	—	—	(5,120)	—	(4,864)	(9,984)
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	72	—	72
Effect of adoption of ASU 2018-07	—	—	—	—	—	—	—	—	(17)	—	17	—
Net loss	—	—	—	—	—	—	—	—	—	—	(56,322)	(56,322)
Balance at September 30, 2019	33,200,000	$43,499	20,520,828	$79,797	20,204,079	$87,964	2,995,917	$—	$2	$63	$(170,153)	$(170,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(73,708)	$(56,322)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation expense	4,961	4,883
Non-cash interest expense	252	1
Fair value of Series B redeemable convertible preferred stock earned in connection with sponsored research agreement	—	253
Fair value of common stock earned in connection with license agreement	2,660	—
Depreciation expense	3,080	1,814
Accretion of investments	(40)	(925)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,098	(3,043)
Operating right-of-use assets	959	—
Other non-current assets	(2)	102
Accounts payable	(168)	855
Accrued expenses	10,715	5,960
Deferred revenue	8,725	55,762
Deferred rent	—	3,577
Operating lease liabilities	10,977	—
Net cash provided by (used in) operating activities	(29,491)	12,917
Cash flows from investing activities:
Purchases of property and equipment	(19,891)	(3,521)
Purchases of investments	—	(108,081)
Maturities of investments	73,063	107,000
Net cash provided by (used in) investing activities	53,172	(4,602)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	15,000	9,567
Proceeds from exercise of common stock options	142	254
Payment of initial public offering costs	(1,167)	—
Net cash provided by financing activities	13,975	9,821
Increase in cash, cash equivalents and restricted cash	37,656	18,136
Cash, cash equivalents and restricted cash, beginning of period	14,853	18,460
Cash, cash equivalents and restricted cash, end of period	$52,509	$36,596
Supplemental disclosures:
Cash paid for interest	$834	$—
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,134	$1,346
Deferred offering costs included in accrued expenses	$493	$—
Deferred financing costs for long-term debt included in accounts payable and accrued expenses	$—	$83
Accretion of redeemable convertible preferred stock to redemption value	$10,249	$9,984
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$23,186	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

Notes to CONDENSED Consolidated Financial Statements

(Unaudited)

1. Nature of the business

Codiak BioSciences, Inc. (the Company or Codiak) was incorporated in Delaware on June 12, 2015 and is headquartered in Cambridge, Massachusetts. Codiak is a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging Codiak’s deep understanding of exosome biology, the Company has developed its engineering and manufacturing platform (the engEx Platform), to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. Codiak has utilized its engEx Platform to generate a deep pipeline of engineered exosomes (engEx exosomes) aimed at treating a broad range of diseases, including oncology, neuro-oncology, neurology, neuromuscular disease and infectious disease. In September 2020, Codiak initiated clinical trials for its two lead product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. Codiak has multiple preclinical and discovery programs that it is advancing either independently or through its strategic collaborations with Jazz Pharmaceuticals Ireland Limited (Jazz) and Sarepta Therapeutics, Inc. (Sarepta).

Since its inception, the Company has devoted substantially all of its resources to its research and development efforts, including activities to develop its engEx Platform, to advance engEx product candidates into clinical trials, to perform preclinical research to identify potential engEx product candidates, to perform process development to refine Codiak’s exosome engineering and manufacturing processes, and to provide general and administrative support for these operations.

The Company has historically primarily funded its operations with proceeds from the sales of redeemable convertible preferred stock, collaborative and research arrangements with Jazz and Sarepta and its Loan and Security agreement with Hercules Capital, Inc. (Hercules). On October 16, 2020, the Company completed its initial public offering (IPO), pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the 73,987,407 outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 10,065,629 shares of common stock (including additional shares issued to holders of Series B redeemable preferred stock and  Series C redeemable preferred stock, pursuant to the anti-dilution protective provisions of the associated securities). Upon completion of the offering on October 16, 2020, the Company’s authorized capital stock consisted of 150,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. In addition, the Company anticipates that its expenses will increase significantly in connection with ongoing activities to support its engEx Platform development, drug discovery and preclinical and clinical development, in addition to creating a portfolio of intellectual property and providing administrative support.

The Company does not expect to generate significant revenue from sales of its engEx product candidates unless and until clinical development has been successfully completed and regulatory approval is obtained. If the Company obtains regulatory approval for any of its investigational products, it expects to incur significant commercialization expenses.

As a result, the Company will need substantial additional funding to support its continued operations and growth strategy. Until such a time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements as, and when, needed, the Company may have to significantly delay, scale back or discontinue the development and commercialization of one or more of its product candidates or delay its pursuit of potential in-licenses or acquisitions.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company had an accumulated deficit of $270.1 million as of September 30, 2020. Further, the Company has incurred net losses in every period since inception, including $73.7 million for the nine months ended September 30, 2020. The Company had negative cash flows from operations of $29.5 million for the nine months ended September 30, 2020. The Company previously identified conditions and events that raised substantial doubt about its ability to continue as a going concern. As a result of the completion of its IPO, the Company expects that its cash and cash equivalents as of September 30, 2020 of $48.3 million, in conjunction with the net proceeds of $74.4 million from the IPO, will allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these condensed consolidated financial statements.

The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

2. Summary of significant accounting policies

Basis of presentation

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Codiak Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates relied upon in preparing these condensed consolidated financial statements include, among others: estimates related to revenue recognition, the valuation of common stock and stock-based compensation awards, the valuation of redeemable convertible preferred stock, leases, accrued expenses and income taxes.

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, except for the impact of adopting Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (ASC 842) effective as of January 1, 2020, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. Financial statement disclosures for the three and nine months ended September 30, 2020 and 2019 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s  final prospectus filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b)(4) on October 14, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ended December 31, 2020, any other interim periods, or any future year or period.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s long-lived assets are held in the United States.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments purchased with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents comprise money market accounts invested in US Treasury securities. Restricted cash is composed of letters of credit held as collateral related to the Company’s lease arrangements. Restricted cash is classified as either current or non-current based on the term of the underlying lease agreement.

A reconciliation of the cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows is as follows (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019
Cash and cash equivalents	$48,339	$32,059
Restricted cash	—	367
Restricted cash, net of current portion	4,170	4,170
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$52,509	$36,596

Investments

The Company classifies all of its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive (loss) income, which is a separate component of stockholders’ deficit. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary”, the Company reduces the investment to fair value through a charge to the condensed consolidated statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented. The Company classifies its available-for-sale investments as current assets on the condensed consolidated balance sheets if they mature within one year from the balance sheet date.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After the consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital or the associated preferred stock account, as applicable. In the event the offering is terminated, all capitalized deferred offering costs are expensed. Such costs are recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Deferred offering costs as of September 30, 2020 were $1.7 million. There were no deferred offering costs as of December 31, 2019. The Company withdrew an initial public offering during 2019. Accordingly, the Company expensed previously capitalized deferred offering costs totaling $1.9 million to general and administrative expenses during the nine months ended September 30, 2019. There were no previously capitalized deferred offering costs expensed during the three months ended September 30, 2019.

Concentrations of credit risk and significant suppliers and license agreements

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents, restricted cash and investments. The Company maintains its cash, cash equivalent, restricted cash and investment balances with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2020 and December 31, 2019, the Company’s primary operating accounts significantly exceeded the FDIC limits.

The Company is presently dependent on third-party manufacturers to supply materials for research and development activities of its programs, including preclinical testing. The Company’s development programs could be adversely affected by a significant interruption in the supply of the necessary materials. The Company is also dependent on third parties who provide license rights used in the development of certain programs. The Company could experience delays in the development of its programs if any of these license agreements are terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

For the three and nine months ended September 30, 2019, Jazz accounted for 100% of total collaboration revenue. For the three months ended September 30, 2020, Jazz accounted for 19% of total collaboration revenue, and Sarepta accounted for 81% of total collaboration revenue. For the nine months ended September 30, 2020, Jazz accounted for 40% of total collaboration revenue and Sarepta accounted for 60% of total collaboration revenue.

Off-balance sheet risk

As of September 30, 2020 and December 31, 2019, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Fair value of financial instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Items measured at fair value on a recurring basis include cash equivalents as of September 30, 2020 and cash equivalents and investments as of December 31, 2019. Certain cash equivalents that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

ESTIMATED USEFUL LIFE
Computer equipment and software	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Purchased assets that are not yet in service are recorded to construction-in-process and no depreciation expense is recorded. Once they are placed in service, they are reclassified to the appropriate asset class and depreciated over their respective estimated useful lives. Upon the retirement or sale of an asset, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is recorded to other income (expense), net. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of long-lived assets

The Company periodically evaluates its long-lived assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any such impairment charges during the three or nine months ended September 30, 2020 or 2019.

Term loan

The Company accounts for its Loan and Security Agreement with Hercules as a liability measured at net proceeds less debt discount and is accreted to the associated face value of the term loan over its respective expected term using the effective interest method. The Company considers whether there are any embedded features in its debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to FASB ASC Topic 815, Derivatives and Hedging.

The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs related to a recognized debt liability are recorded as a reduction of the carrying amount of the debt liability and amortized to interest expense using the effective interest rate method. Deferred financing costs related to the term loans as of September 30, 2020 and December 31, 2019 were $0.1 million.

Leases

Prior to January 1, 2020, the Company accounted for leases in accordance with FASB ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalation, holidays and lease incentives, on a straight-line basis over the lease term. The Company presented lease incentives as deferred rent and amortized the incentives as a reduction to rent expense on a straight-line basis over the lease term. The Company classified deferred rent as current and noncurrent liabilities based on the portion of the deferred rent that was scheduled to mature within the proceeding 12 months.

Effective January 1, 2020, the Company accounts for leases in accordance with FASB ASC 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. For each lease, the Company records a right-of-use asset and lease liability.

A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the obligation to make lease payments arising from the lease. The Company elected the practical expedient to not separate lease and non-lease components and therefore measures each lease payment as the total of the fixed lease and non-lease components. Lease liabilities are measured at lease commencement calculated as the present value of the future lease payments in the contract using the rate implicit in the contract, when available. If an implicit rate is not readily determinable, the Company uses an incremental borrowing rate measured as the rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency over a period consistent with the lease term at the commencement date. Right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor. The lease term is measured as the noncancelable period in the contract, adjusted for any options to extend or terminate when it is reasonably certain the Company will exercise such options. The Company made an accounting policy election to not recognize leases with an initial term of 12 months or less.

The Company assesses its right-of-use assets for impairment consistent with the assessment performed for long-lived assets used in operations.

The Company’s operating leases are presented in the condensed consolidated balance sheets as operating lease right-of-use assets, classified as non-current assets, and operating lease liabilities, classified as current and long-term liabilities based on the portion of the lease liability that will mature within the proceeding 12 months. Operating lease expense for future lease payments is recognized on a straight-line basis over the lease term.

The Company evaluates its subleases in which it is the sublessor to determine whether it is relieved of the primary obligation under the original lease. If it remains the primary obligor, the Company continues to account for the original lease as it did before the commencement of the sublease and reports the sublease income on a gross basis in other income on the condensed consolidated statements of operations and comprehensive loss.

Redeemable convertible preferred stock

The Company records all redeemable convertible preferred stock upon issuance at its respective fair value or original issuance price less issuance costs. The Company classifies its redeemable convertible preferred stock outside of stockholders’ deficit as the redemption of such shares is outside the Company’s control. The Company adjusts the carrying values of the redeemable convertible preferred stock to redemption value when the redemption value exceeds the carrying value.

Revenue recognition

The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

Pursuant to the guidance in ASC 606, the Company accounts for a contract with a customer that is within the scope of ASC 606 when all of the following criteria are met: (i) the arrangement has been approved by the parties and the parties are committed to perform their respective obligations, (ii) each party’s rights regarding the goods and/or services to be transferred can be identified, (iii) the payment terms for the goods and/or services to be transferred can be identified, (iv) the arrangement has commercial substance and (v) collection of substantially all of the consideration to which the Company will be entitled in exchange for the goods and/or services that will be transferred to the customer is probable.

The Company assesses the goods and/or services promised within a contract which contains multiple promises to evaluate which promises are distinct. Promises are considered to be distinct and therefore, accounted for as separate performance obligations, provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company determines that a customer can benefit from a good or service if it could be used, consumed, sold for an amount that is greater than scrap value, or otherwise held in a way that generates economic benefits. Factors that are considered in determining whether or not two or more promises are not separately identifiable include, but are not limited to, the following: (i) the Company provides a significant service of integrating goods and/or services with other goods and/or services promised in the contract, (ii) one or more of the goods and/or services significantly modifies or customizes, or are significantly modified or customized by, one or more of the other goods and/or services promised in the contract and (iii) the goods and/or services are highly interdependent or highly interrelated. Individual goods or services (or bundles of goods and/or services) that meet both criteria for being distinct are accounted for as separate performance obligations. Promises that are not distinct at contract inception are combined into a single performance obligation. Options to acquire additional goods and/or services are evaluated to determine if such option provides a material right to the customer that it would not have received without entering into the contract. If so, the option is accounted for as a separate performance obligation. If not, the option is considered a marketing offer which would be accounted for as a separate contract upon the customer’s election.

The terms of the Company’s arrangements include the payment of one or more of the following: (i) non-refundable, up-front fees, (ii) cost reimbursements, (iii) development, regulatory and commercial milestone payments, (iv) royalties on net sales of licensed products and (v) profit share for co-commercialized products. The transaction price generally comprises fixed fees due at contract inception and an estimate of variable consideration for cost reimbursements and milestone payments due upon the achievement of specified events. Additionally, the Company may earn sales milestones, tiered royalties earned when the licensee recognizes net sales of licensed products and potentially profit share related to co-commercialized products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which it will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to development and regulatory milestone payments, at the inception of the arrangement, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. As part of the evaluation for development milestone payments, the Company considers several factors, including the stage of development of the targets included in the arrangement, the risk associated with the remaining development work required to achieve the milestone and whether or not the achievement of the milestone is within the Company’s control. Milestone payments that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. With respect to sales-based royalties and profit share payments, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any development, regulatory or commercial milestones, royalty or profit share revenue resulting from its arrangements with customers. The Company considered the existence of a significant financing component in its arrangements and has determined that a significant financing component does not exist due to the applicability of available practical expedients, existence of substantive business purposes and/or presence of other compelling factors. The Company updates its assessment of the estimated transaction price, including the constraint on variable consideration, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Any adjustments to the transaction price are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

The Company generally allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations to the extent both of the following criteria are met: (i) the terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. The Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The key assumptions utilized in determining the standalone selling price for the performance obligations may include forecasted revenues, development timelines, estimated research and development costs, discount rates, other comparable transactions, likelihood of exercise and probabilities of technical and regulatory success.

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied at a point in time, the Company recognizes revenue when control of the goods and/or services is transferred to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. The Company generally uses input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. With respect to promises related to a license to intellectual property that is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from amounts allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

The Company receives payments from its licensees in accordance with the terms of the contracts. Up-front payments and fees are recorded as contract liabilities upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as contract liabilities, net of current portion. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Research and development expense

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, overhead costs, contract services and other related costs. The value of goods and services received from contract research organizations and contract manufacturing organizations in the reporting period are estimated based on the level of services performed, and progress in the period in cases when the Company has not received an invoice from the supplier. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

Acquired in-process research and development (IPR&D)

If the Company acquires an asset or group of assets under an in-licensing arrangement that do not meet the definition of a business under FASB ASC Topic 805, Business Combinations (ASC 805), and the acquired IPR&D does not have an alternative future use, it is expensed on its acquisition date in accordance with guidance in FASB ASC Topic 730, Research and Development (ASC 730). Contingent payments for the assets acquired are expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved.

Patent costs

Costs to secure, defend and maintain patents are expensed as incurred due to the uncertainty of future benefits and are classified as general and administrative expenses.

Stock-based compensation

The Company issues stock-based awards to employees, directors and non-employee consultants and founders, generally in the form of stock options and restricted stock. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires share-based payments to employees and qualifying directors to be recognized as expense based on the fair value on the date of grant. On January 1, 2019, the Company early adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which expands the scope of ASC 718 to include share-based payments to non-employees. In connection with the adoption of ASU 2018-07, the Company establishes the fair value of share-based payments to non-employees at the adoption date for existing awards, and at the grant date for new awards.

The Company primarily issues stock options and restricted stock with service-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated requisite service period of the award, which is generally the vesting term. For awards to employees with performance-based vesting conditions and/or market conditions, the Company recognizes expense based on the grant date fair value over the associated requisite service period of the award using the accelerated attribution model if, and to the extent that, achievement of the performance condition is determined to be probable. If the actual achievement of the Company’s awards that contain performance-based conditions vary from management’s estimates, stock-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for awards that contain performance-based conditions will be recognized as compensation cost in the current period. The Company recognizes forfeitures as they occur.

The Company determines the fair value of restricted stock awards in reference to the fair value of its common stock less any applicable purchase price. The Company estimates the fair value of its stock options granted with service-based and/or performance-based vesting conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of its common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of its common stock. Due to the lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, the Company selects companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of its stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected term of its stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Similarly, following the adoption of ASU 2018-07 on January 1, 2019, the Company has elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, the Company may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis. For the determination of the risk-free interest rates, the Company utilizes the US Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption. The expected dividend yield is assumed to be zero as the Company has never paid dividends and does not have current plans to pay any dividends on its common stock. Historically, for periods prior to the IPO, the fair value of equity instruments underlying the Company’s stock-based awards was determined on each grant date by its board of directors, or compensation committee thereof, based on valuation estimates from management considering its most recently available independent third-party valuation of such equity instruments. The Company’s board of directors, or the compensation committee thereof, also assessed and considered, with input from management, additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date.

The Company estimates the fair value of stock options granted with market conditions using a Monte Carlo simulation approach. The Monte Carlo simulation approach contemplates various scenarios under which the specified market conditions could be achieved, which requires inputs of subjective assumptions, including the expected volatility of the Company’s stock price and interest rates to generate potential future outcomes. These variables are projected based on the Company’s historical data, experience, and other factors.

The Company classifies stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Income taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company makes estimates and judgments about future taxable income based on assumptions that are consistent with the Company’s plans and estimates. Should the actual amounts differ from these estimates, the amount of the Company’s valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to the tax provision in a period in which such estimates are changed, which in turn would affect net income or loss.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit to the extent that the position is more likely than not to be sustained on examination by the taxing authorities based on the technical merits of the position as well as consideration of the available facts and circumstances. The Company records interest and penalties related to uncertain tax positions, if applicable, as a component of income tax expense.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2020 and 2019, other comprehensive (loss) income included unrealized gains and losses on investments.

Net loss per share

The Company follows the two-class method when computing net loss per share attributable to common stockholders as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (losses) for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (losses) for the period had been distributed. During periods of income loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, which excludes shares of restricted common stock that are not vested. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including the effect of potentially dilutive common shares. For purpose of this calculation, outstanding options to purchase shares of common stock, unvested shares of restricted common stock and shares of redeemable convertible preferred stock are considered potentially dilutive common shares. The Company has generated a net loss in all periods presented so the basic and diluted net loss per share attributable to common stockholders are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Emerging growth company status

The Company is an “emerging growth company” (EGC), as defined in the Jumpstart Our Business Startups Act (JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the offering or such earlier time that it is no longer an EGC.

Recent accounting pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (ASC 842), which replaced the existing guidance for leases. The FASB subsequently issued several amendments to ASU 2016-02 (collectively, the new leasing standards), which have the same effective date and transition date as ASC 842, and which: (i) clarified how to apply certain aspects of ASC 842, (ii) provided additional transition methods for adoption, (iii) provided certain practical expedients, (iv) amended certain narrow aspects of the guidance and (v) deferred the effective date for certain entities. ASC 842 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASC 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amounts recorded for existing leases at the date of adoption of ASC 842 must be calculated using the applicable incremental borrowing rate at the date of adoption.

The Company adopted the new leasing standards on January 1, 2020, using a modified retrospective transition approach applied to leases existing as of January 1, 2020. The Company has elected to apply the package of practical expedients which allows entities not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. Additionally, the Company has elected not to separate lease and non-lease components and not to recognize leases with an initial term of 12 months or less.

The cumulative effect of the adoption of ASC 842 on the Company’s condensed consolidated balance sheet as of January 1, 2020 was as follows (in thousands):

	BALANCE AS OF DECEMBER 31, 2019	IMPACT OF ADOPTION	BALANCE AS OF JANUARY 1, 2020
Prepaid expenses and other current assets	$10,370	$(5,910)	$4,460
Operating lease right-of-use asset	$—	$23,186	$23,186
Total assets	$115,962	$17,276	$133,238
Deferred rent	$814	$(814)	$—
Operating lease liability	$—	$263	$263
Deferred rent, net of current portion	$9,814	$(9,814)	$—
Operating lease liability, net of current portion	$—	$27,641	$27,641
Total liabilities	$94,011	$17,276	$111,287

The adoption of ASC 842 did not have an impact to the Company’s condensed consolidated statements of operations and comprehensive loss, statements of cash flows or statements of redeemable convertible preferred stock and stockholders’ deficit.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (ASU 2017-11). Part I of this standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II of this standard replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The Company adopted ASU 2017-11 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations upon adoption.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements with respect to Level 3 rollforwards, timing of liquidation of investments in certain entities that calculate net asset value, and measurement uncertainty. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance generally consistent with the accounting for employee share-based compensation. The Company early adopted this standard on January 1, 2019 to simplify the accounting for its non-employee option awards, and recorded a cumulative-effect adjustment as of the date of adoption based on the revaluation of the unvested portion of outstanding non-employee option awards on such date. The adoption of this standard had an impact of less than $0.1 million on the Company’s financial position in the nine months ended September 30, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The FASB has issued several updates to the standard which: (i) clarify the application of the principal versus agent guidance, (ii) clarify the guidance relating to performance obligations and licensing, (iii) clarify the assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts and (iv) clarify the narrow aspects of Topic 606 or correct unintended application of the guidance (collectively, ASC 606). ASC 606 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and/or services are transferred to customers. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted this standard as of January 1, 2019 in connection with its first revenue arrangement entered into on January 2, 2019. The adoption of this standard did not have an impact on the Company’s financial position or results of operations upon adoption, as at the date of adoption, the Company did not have any contracts with customers in accordance with Topic 606.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. The Company adopted this standard as of January 1, 2019 concurrent with the Company’s initial application of ASC 606 in connection with its first revenue arrangement entered into on January 2, 2019. Such arrangement was not determined to be within the scope of ASC 808—Collaborative Arrangements, and, therefore, the adoption of this standard did not have an impact on the Company’s financial position or results of operations upon adoption.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12, eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12, also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12, is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available-for-sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted.  The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations.

3. Fair value measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	SEPTEMBER 30, 2020
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$16,334	$—	$—	$—	$16,334
	$16,334	$—	$—	$—	$16,334

	DECEMBER 31, 2019
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$2,789	$—	$—	$—	$2,789
Investments:
US Treasury bonds	73,065	—	73,065	—	—
	$75,854	$—	$73,065	$—	$2,789

(1)	Certain cash equivalents that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of September 30, 2020 and December 31, 2019, the Company’s cash equivalents consisted of money market funds invested in US Treasury securities with original maturities of less than 90 days from the date of purchase.

The fair value of the Company’s investments, which consisted of US Treasury bonds as of December 31, 2019 , were determined using Level 2 inputs. During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s debt is classified as Level 2 for the periods presented and approximates its carrying value due to the variable interest rate.

4. Investments

The fair value of available-for-sale investments by type of security was as follows (in thousands):

	DECEMBER 31, 2019
	AMORTIZED COST	GROSS UNREALIZED GAIN	GROSS UNREALIZED LOSS	FAIR VALUE
Investments:	$73,022	$43	$—	$73,065
US Treasury bonds	$73,022	$43	$—	$73,065

All of the Company’s investments matured during the nine months ended September 30, 2020. The Company did not hold any investments as of September 30, 2020.

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current. All of the Company’s investments held as of December 31, 2019 had original contractual maturities of less than 12 months.

The Company had four investments in an unrealized loss position as of December 31, 2019 with a fair value of $18.0 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. Furthermore, the aggregate of individual unrealized losses as of December 31, 2019 was not significant.

The Company recognized less than $0.1 million of realized gains in the nine months ended September 30, 2020. The Company did not recognize any realized gains or losses in the three months ended September 30, 2019 or 2020 or in the nine months ended September 30, 2019.

5. Prepaids and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Receivable from landlord	$—	$5,910
Manufacturing costs	214	2,596
Clinical trial costs	670	—
Deferred offering costs	1,660	—
Other prepaid expenses and other current assets	1,478	1,864
	$4,022	$10,370

6. Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Computer equipment and software	$159	$93
Furniture and fixtures	1,276	253
Laboratory equipment	14,483	8,595
Leasehold improvements	19,215	2,431
Construction-in-process	5,618	12,381
	$40,751	$23,753
Less: Accumulated depreciation and amortization	(9,207)	(6,127)
	$31,544	$17,626

  Depreciation and amortization expense related to property and equipment was $1.1 million and $3.1 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $1.8 million for the three and nine months ended September 30, 2019, respectively.

7. Restricted cash

As of September 30, 2020, the Company had restricted cash of $4.2 million held as letters of credit issued by an FDIC-insured financial institution as security deposits, as required under the Company’s 4 Hartwell Place and 35 CambridgePark Drive lease agreements. As of December 31, 2019, the Company had restricted cash of $4.5 million held as letters of credit issued by an FDIC-insured financial institution as security deposits, as required under the Company’s 500 Technology Square, 4 Hartwell Place and 35 CambridgePark Drive lease agreements. As of December 31, 2019, the Company classified $0.4 million of restricted cash as a current asset on the condensed consolidated balance sheet as the 500 Technology Square lease expired within 12 months from the date of the condensed consolidated balance sheet. The balance was no longer restricted as of September 30, 2020 as the Company was released from its obligations under the letter of credit as of the date of the condensed consolidated balance sheet. All other restricted cash was classified as a non-current asset because the associated lease terms expired more than 12 months from the respective condensed consolidated balance sheet date.

8. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Accrued employee compensation	$5,028	$4,128
Accrued license milestone	15,000	—
Accrued external research and development costs	1,290	7,118
Accrued professional services and consulting	1,480	608
Accrued facilities costs	583	3,709
Other accrued expenses	477	255
	$23,858	$15,818

9. Leases

500 Technology Square

The Company leased building space at 500 Technology Square in Cambridge, Massachusetts. Under the terms of the lease, the Company leased approximately 19,823 square feet for $1.5 million per year in base rent, which was subject to a 2.5% annual rent increase plus certain operating expenses and taxes. The Company accounted for this lease as an operating lease. The lease commenced on December 28, 2016 and originally expired on December 31, 2021. On August 26, 2019, the Company signed a lease termination to accelerate the expiration date of the lease to February 28, 2020. Upon execution of the initial lease agreement, the Company provided a security deposit of $0.4 million which was held in the form of a letter of credit and was classified as current restricted cash on the condensed consolidated balance sheet as of December 31, 2019 to reflect the lease termination within 12 months of the balance sheet date. The lease provided the Company with a tenant improvement allowance of $1.2 million, which was amortized as a reduction to rent expense over the remaining lease term. On the date of the agreement regarding the lease termination, amortization of all associated leasehold improvement assets was accelerated. The deferred rent and landlord incentive balances were reflected as current liabilities on the condensed consolidated balance sheet as of December 31, 2019.

4 Hartwell Place

On March 5, 2019, the Company entered into a non-cancelable property lease for manufacturing space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the lease, the Company leases approximately 18,707 square feet for $0.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The Company accounts for this lease as an operating lease. The lease term commenced in July 2019 and will end in December 2029. The Company has the option to extend the lease twice, each for a 5-year period, on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company intends to fully occupy the space in late-2020. Upon execution of the lease agreement, the Company provided a security deposit of $0.4 million which is held in the form of a letter of credit and was classified as non-current restricted cash on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The lease provides the Company with a tenant improvement allowance of up to $1.3 million, which is being amortized as a reduction to rent expense over the remaining lease term. As of September 30, 2020, the Company had received $1.1 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

35 CambridgePark Drive

On March 22, 2019, the Company entered into a non-cancelable property lease for office and laboratory space at 35 CambridgePark Drive in Cambridge, Massachusetts. Under the terms of the lease, the Company leases approximately 68,258 square feet for $4.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The Company accounts for this lease as an operating lease. The lease term commenced upon execution of the lease on March 26, 2019 and is expected to end in November 2029. The Company has the option to extend the lease for a 10-year period on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company occupied the space in February 2020 as its new corporate headquarters. Upon execution of the lease agreement, the Company provided a security deposit of $3.7 million which is held in the form of a letter of credit and was classified as non-current restricted cash on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The lease provides the Company with a tenant improvement allowance of $12.3 million, subject to reduction for a 2% construction oversight fee due to the landlord, which is being amortized as a reduction to rent expense over the remaining lease term. As of September 30, 2020, the Company had received $12.2 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

On April 27, 2020, the Company entered into a sublease for 23,280 square feet of its leased space at 35 CambridgePark Drive. Under the terms of the sublease, the sublessee is to pay the Company approximately $1.3 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on May 18, 2020 and is expected to end in May 2022. The sublessee has the option to extend the sublease for a one-year period on the same terms and conditions as the current sublease, subject to a change in base rent based on the greater of (i) an increase of 3% of the annual rent owed by the sublessee in year two, and (ii) market rent for the subleased premises. Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.3 million which is held in the form of a letter of credit. During the three and nine months ended September 30, 2020, the Company recognized sublease income of $0.3 million and $0.5 million, respectively, which was presented in other income on the condensed consolidated statements of operations and comprehensive loss.

The components of operating lease costs were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2020
Operating lease costs	$1,206	$3,627
Short-term lease costs	5	14
Variable lease costs	553	1,663
Sublease income	(337)	(495)
	$1,427	$4,809

There was no sublease income recognized during the three or nine months ended September 30, 2019.

Variable lease costs were primarily related to operating expenses, taxes and utilities associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2020 totaled $4.6 million.

The weighted-average remaining lease term and discount rate used in calculating the Company’s operating lease liabilities as of September 30, 2020 were 9.2 years and 10.3%, respectively.

Undiscounted cash flows used in calculating the Company’s operating lease liabilities and amounts to be received under the sublease at 35 CambridgePark Drive as of September 30, 2020 are as follows (in thousands):

YEAR ENDED DECEMBER 31,	OPERATING LEASE PAYMENTS	SUBLEASE RECEIPTS	NET OPERATING LEASE PAYMENTS
2020 (excluding the nine months ended September 30, 2020)	$1,221	$313	$908
2021	5,919	1,273	4,646
2022	6,123	483	5,640
2023	6,307	—	6,307
2024	6,496	—	6,496
Thereafter	34,978	—	34,978
Total undiscounted cash flows	$61,044	$2,069	$58,975
Less: Amounts representing interest	(22,164)
Present value of lease liabilities	$38,880

Prior to the adoption of ASC 842, future minimum lease payments under non-cancelable operating leases as of December 31, 2019 were as follows (in thousands):

YEAR ENDED DECEMBER 31,	TOTAL
2020	$6,030
2021	5,945
2022	6,123
2023	6,307
2024	6,496
Thereafter	34,978
$65,879

The Company recognized rent expense of $1.7 million and $3.7 million for the three and nine months ended September 30, 2019, respectively.

10. Commitments and contingencies

Purchase commitments

Under the Company’s Sponsored Research Agreement with the University of Texas MD Anderson Cancer Center (MDACC), as amended (the MDACC Research Agreement), the Company was obligated to pay fixed quarterly cash payments to MDACC over the term of the agreement, set to expire pursuant to its initially amended terms in February 2021. On September 25, 2019, the Company signed the Third Amendment to the MDACC Research Agreement which modified the termination date to December 31, 2019. Under the terms of the agreement, the Company paid MDACC a fixed amount in cash to fund the direct expenses of procurement of research and development resources, including equipment, materials and personnel, plus an additional 25% overhead charge on such fixed direct expenses, also payable in cash, until the date of termination. As of December 31, 2019, the Company had accrued $1.2 million related to services provided in 2019 for the final cash payment obligations under this agreement.

The Company was also obligated to make additional quarterly payments pursuant to the MDACC Research Agreement, payable in the form of a fixed number of the Company’s Series B redeemable convertible preferred stock throughout the remainder of the agreement.

The Company also has a license agreement with MDACC under which the Company is obligated to pay milestone payments upon the achievement of development and regulatory milestones and payments upon the execution of sublicenses for qualifying products, in addition to potential royalty payments on commercial products.

Additionally, the Company has a license agreement with Kayla Therapeutics S.A.S. (Kayla) under which the Company is obligated to make milestone payments upon the achievement of clinical and regulatory milestones and payments upon the execution of sublicenses, in addition to potential royalty payments on commercial products. The first milestone was achieved upon the first dosing of exoSTING to the first subject in the Company’s Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was accrued as of September 30, 2020. The expense related to the milestone payment to Kayla was recorded as research and development expense in the three and nine months ended September 30, 2020 because the associated asset was in development at the time the contingency that triggered the milestone was resolved.

Purchase orders

The Company has agreements with third parties for various services, including services related to preclinical operations and support, for which the Company is not contractually able to terminate for convenience to avoid future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors, primarily to reimburse them for their unrecoverable outlays incurred prior to cancelation. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions.

Indemnification agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated balance sheets as of September 30, 2020 or December 31, 2019.

Legal proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to its legal proceedings.

11. Indebtedness

On September 30, 2019 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the Term Loan Facility) is available to the Company in four tranches, subject to certain terms and conditions. $10.0 million of the first tranche was advanced to the Company on the Closing Date and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Upon satisfaction of certain liquidity and clinical milestones, the second tranche is available under the Term Loan Facility, which allows the Company to borrow an additional amount up to $10.0 million through March 31, 2021. Upon satisfaction of certain additional clinical milestones, the third tranche is available under the Term Loan Facility, which allows the Company to borrow an additional amount up to $10.0 million through June 30, 2021. The fourth tranche, which allows the Company to borrow an additional amount up to $30.0 million, will be available upon Hercules’ approval on or prior to December 15, 2021.

Advances under the Term Loan Facility bear interest at a rate equal to the greater of (i) 9.00% plus the Prime Rate (as reported in The Wall Street Journal) less 5.25%, and (ii) 9.00%. The Company makes interest only payments through April 1, 2022. The interest only period may be extended to November 1, 2022 upon satisfaction of certain milestones. Following the interest only period, the Company will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2024.

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge (Prepayment Premium) equal to: (i) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Closing Date; (ii) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Closing Date, or (iii) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Closing Date.

Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, the Company will pay (in addition to any Prepayment Premium) an end of term charge of 5.5% of the aggregate funded amount under the Term Loan Facility. With respect to the first tranche, an end of term charge of $1.4 million will be payable upon any prepayment or repayment. To the extent that the Company is provided additional advances under the Term Loan Facility, the 5.5% end of term charge will be applied to any such additional amounts.

The Term Loan Facility is secured by a lien on substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or grant a security interest on the Company’s intellectual property to any third party. The Term Loan Facility also contains customary covenants and representations, including a liquidity covenant, whereby the Company is obligated to maintain, in an account covered by Hercules’ account control agreement, an amount equal to the lesser of: (i) 110% of the amount of the Company’s obligations under the Term Loan Facility or (ii) the Company’s then existing cash and cash equivalents; financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

Upon issuance, the initial advance under the first tranche was recorded as a liability with an initial carrying value of $9.5 million, net of debt issuance costs. The July 24, 2020 advance under the first tranche was recorded as a liability with an initial carrying value of $15.0 million. The initial carrying value of all outstanding advances will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the loan. As of September 30, 2020 and December 31, 2019, the carrying value of the term loan was $24.8 million and $9.6 million, respectively, which is classified as a long-term liability on the Company’s condensed consolidated balance sheets as of each respective period. The fair value of debt is classified as Level 2 for the periods presented and approximates its carrying value.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, the following: (i) any failure by the Company to make any payments of principal or interest under the Loan Agreement, (ii) any breach or default in the performance of any covenant under the Loan Agreement, (iii) the occurrence of a material adverse effect, (iv) any making of false or misleading representations or warranties in any material respect, (v) the Company’s insolvency or bankruptcy, (vi) certain attachments or judgments on the assets of the Company or (vii) the occurrence of any material default under certain agreements or obligations of the Company’s involving indebtedness. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The future principal payments under the Loan Agreement are as follows as of September 30, 2020 (in thousands):

YEAR ENDED DECEMBER 31,	PRINCIPAL
2020	$—
2021	—
2022	6,106
2023	9,888
2024	9,006
$25,000

During the three and nine months ended September 30, 2020, the Company recognized $0.6 million and $1.2 million of interest expense related to the Loan Agreement, respectively. The Company recognized less than $0.1 million of interest expense during the three and nine months ended September 30, 2019. Such amounts were reflected as interest expense on the condensed consolidated statements of operations and comprehensive loss.

12. Common stock

As of September 30, 2020, an amendment to the Company’s Third Amended and Restated Certificate of Incorporation Certificate of Incorporation (the Amended Certificate of Incorporation) authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. As of December 31, 2019, the Company’s Third Amended and Restated Certificate of Incorporation (the Certificate of Incorporation) authorized the Company to issue 120,000,000 shares of $0.0001 par value common stock.

Rights, preferences and privileges

The voting, dividend and liquidation rights of the holders of shares of common stock are subject to and qualified by the rights, powers and preferences of the holders of shares of the Company’s redeemable convertible preferred stock. The rights, preferences and privileges of the Company’s common stock are as follows:

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of the Company’s stockholders.

Dividends

The holders of shares of common stock are not entitled to receive dividends.

Liquidation

After the payment of all preferential amounts required to be paid to the holders of shares of the Company’s redeemable convertible preferred stock, the remaining assets of the Company available for distribution to its stockholders will be distributed among the holders of the shares of common stock, pro rata based on the number of shares held by each such holder.

Shares reserved

The Company had the following shares of common stock reserved for future issuance:

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Series A redeemable convertible preferred stock	4,247,153	4,247,153
Series B redeemable convertible preferred stock	2,633,138	2,625,142
Series C redeemable convertible preferred stock	2,584,633	2,584,633
Common stock reserved for exercises of outstanding stock options issued under the 2015 Stock Option and Grant Plan, as amended	4,541,345	4,251,914
Common stock reserved for issuances under the 2015 Stock Option and Grant Plan, as amended	274,057	72,781
	14,280,326	13,781,623

13. Redeemable convertible preferred stock

As of September 30, 2020 the Amended Certificate of Incorporation and as of December 31, 2019, the Certificate of Incorporation, authorized the Company to issue 74,804,100 shares of $0.0001 par value redeemable convertible preferred stock, of which 33,200,000 shares have been designated as Series A (the Series A Preferred Stock), 21,400,000 shares have been designated as Series B (the Series B Preferred Stock), and 20,204,100 shares have been designated as Series C (the Series C Preferred Stock) (collectively, the Redeemable Convertible Preferred Stock).

The Company assessed each series of Redeemable Convertible Preferred Stock for any embedded derivatives. The Company determined that each series of Redeemable Convertible Preferred Stock represented an equity host under FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of each hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. None of the embedded features in the Redeemable Convertible Preferred Stock require bifurcation because either they are considered to be clearly and closely related to the preferred equity host, or they do not meet the net settlement characteristic of a derivative.

The Company accounts for potentially beneficial conversion features under FASB ASC Topic 470-20, Debt with Conversion and Other Options (ASC 470-20). At the time of the issuance of the Redeemable Convertible Preferred Stock, the Company’s common stock into which each series of the Company’s Redeemable Convertible Preferred Stock is convertible had an estimated fair value less than the effective conversion price of the Redeemable Convertible Preferred Stock. Therefore, there was no intrinsic value on the respective commitment dates. As such, the Company concluded there are no beneficial conversion features associated with the Redeemable Convertible Preferred Stock.

In accordance with the guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), the Company’s Redeemable Convertible Preferred Stock is classified outside of stockholders’ deficit because the shares contain redemption features that are not solely within the control of the Company. Pursuant to the guidance in ASC 480, the Company has recorded the shares upon issuance at their fair value or original issuance price less issuance costs, as stipulated by their terms, and has elected to recognize changes in redemption value immediately as they occur through adjustments to the carrying amounts of the instruments at the end of each reporting period. The Company will record accretion to the carrying value of the Redeemable Convertible Preferred Stock to equal redemption value at the end of each reporting period unless the carrying value exceeds the redemption value at such date.

The Company’s Redeemable Convertible Preferred Stock consisted of the following (in thousands, except share amounts):

		AS OF SEPTEMBER 30, 2020
	PREFERRED SHARES AUTHORIZED	PREFERRED SHARES ISSUED AND OUTSTANDING	CARRYING VALUE	REDEMPTION VALUE	LIQUIDATION PREFERENCE	COMMON STOCK ISSUABLE UPON CONVERSION
Series A	33,200,000	33,200,000	$46,162	$46,162	$46,162	4,247,153
Series B	21,400,000	20,583,328	84,769	84,769	84,769	2,633,138
Series C	20,204,100	20,204,079	94,102	94,102	94,102	2,584,633
	74,804,100	73,987,407	$225,033	$225,033	$225,033	9,464,924

		AS OF DECEMBER 31, 2019
	PREFERRED SHARES AUTHORIZED	PREFERRED SHARES ISSUED AND OUTSTANDING	CARRYING VALUE	REDEMPTION VALUE	LIQUIDATION PREFERENCE	COMMON STOCK ISSUABLE UPON CONVERSION
Series A	33,200,000	33,200,000	$44,169	$44,169	$44,169	4,247,153
Series B	21,400,000	20,520,828	81,108	80,874	80,874	2,625,142
Series C	20,204,100	20,204,079	89,507	89,507	89,507	2,584,633
	74,804,100	73,924,907	$214,784	$214,550	$214,550	9,456,928

Rights, preferences and privileges

The rights, preferences and privileges of the Redeemable Convertible Preferred Stock are as follows:

Voting

On any matter presented to the stockholders for their action or consideration, each holder of outstanding shares of Redeemable Convertible Preferred Stock is entitled to cast the number of votes equal to the number of shares of the Company’s common stock into which the shares of Redeemable Convertible Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as otherwise provided, holders of the Company’s Redeemable Convertible Preferred Stock will vote together with the holders of the Company’s common stock as a single class. The holders of the Company’s Redeemable Convertible Preferred Stock, exclusively and as a single class on an as-converted basis, are entitled to elect two members of the Company’s board of directors.

A vote constituting 60% of the outstanding shares of Redeemable Convertible Preferred Stock, voting as a single class on an as-converted basis, is required to liquidate or dissolve the Company, effect a merger, amend the Amended Certificate of Incorporation or By-Laws, create shares that would rank senior to or authorize additional shares of Redeemable Convertible Preferred Stock, reclassify or alter any of the existing securities of the Company, authorize or issue any debt security of $1.0 million or more, change the amount of capital stock held in any direct or indirect subsidiary, declare a dividend or make a distribution (except for a dividend or distribution on Redeemable Convertible Preferred Stock), or change the authorized number of directors constituting the Company’s board of directors.

Dividends

The holders of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock are entitled to receive dividends at a rate per annum of $0.08, $0.24, and $0.303 per share, respectively, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Convertible Preferred Stock (the Accruing Dividends). Dividends accrue from day to day, whether or not declared, and are cumulative, although the Accruing Dividends are payable only when, as, and if declared by the board of directors. Additionally, Accruing Dividends are payable upon liquidation, dissolution, or winding up of the Company, or a Deemed Liquidation Event (as defined in the Amended Certificate of Incorporation) and upon redemption, whether or not declared. As of September 30, 2020, no dividends have been declared or paid by the Company since its inception. The Company’s cumulative dividends on its Redeemable Convertible Preferred Stock were as follows (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Series A	$12,962	$10,969
Series B	23,019	19,312
Series C	17,577	12,982
	$53,558	$43,263

No dividends may be declared, paid or set aside to any other class or series of capital stock unless, in addition to obtaining any consents otherwise required by the Amended Certificate of Incorporation, the holders of the Redeemable Convertible Preferred Stock first receive a dividend on each outstanding share in an amount at least equal to the sum of: (i) all accrued and unpaid dividends and (ii) in the case of a dividend being distributed to common stock or any class or series that is convertible into common stock, the equivalent dividend on an as-converted basis or (iii) in the case of a dividend being distributed on a series or class not convertible into common stock, an additional dividend equal to a dividend rate on each series of Redeemable Convertible Preferred Stock calculated based on the respective original issue price of $1.00 per share for the Series A Preferred Stock, $3.00 per share for the Series B Preferred Stock and $3.7876 per share for the Series C Preferred Stock (collectively, the Original Issue Price).

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or upon the occurrence of a Deemed Liquidation Event, as defined in the Amended Certificate of Incorporation, the holders of shares of Redeemable Convertible Preferred Stock then outstanding are entitled, on a pari passu basis, to be paid out of the assets of the Company available for distribution to stockholders before any payment is made to the holders of common stock, an amount per share equal to the greater of: (i) the applicable Original Issue Price for such series, plus any dividends accrued but unpaid thereon whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) the amount per share as would have been payable in respect of each share of the Redeemable Convertible Preferred Stock, had each such share been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event. In the event the assets of the Company available for distribution to stockholders are insufficient to pay the holders of shares of Redeemable Convertible Preferred Stock the full amount to which they are entitled, the holders of shares of Redeemable Convertible Preferred Stock will share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable if it were paid in full.

Conversion

Each share of Redeemable Convertible Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder, into the number of fully paid and non-assessable shares of common stock as is determined by dividing the applicable Original Issue Price for such shares, by the applicable conversion price. The applicable conversion prices are subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company’s Amended Certificate of Incorporation, including adjustments for issuances of common stock at a per share price less than the applicable conversion price of the Redeemable Convertible Preferred Stock, which included the IPO. As of September 30, 2020, the conversion prices were equal to $7.82 per share for the Series A Preferred Stock, $23.45 per share for the Series B Preferred Stock, and $29.61 per share for the Series C Preferred Stock, as adjusted for the Company’s reverse stock split. Accordingly, as of September 30, 2020, each share of Redeemable Convertible Preferred Stock was convertible into approximately 0.1279 shares of common stock.

Each share of Redeemable Convertible Preferred Stock will be automatically converted into shares of the Company’s common stock at the applicable conversion ratio then in effect upon either: (i) the closing of the sale of shares of the Company’s common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement, resulting in at least $75.0 million of gross proceeds, or (ii) the vote or written consent of at least 60% of the holders of the Redeemable Convertible Preferred Stock, voting as a single class.

Redemption

The shares of Redeemable Convertible Preferred Stock will be redeemed by the Company at a price equal to the applicable Original Issue Price per share, plus any Accruing Dividends accrued but unpaid thereon (whether or not declared), together with any other dividends declared but unpaid thereon, in three annual installments commencing not more than 60 days after the written election of at least 60% of the holders of the Redeemable Convertible Preferred Stock, voting as a single class, on or after November 17, 2022.

14. Stock-based compensation

Stock plans

On November 12, 2015, the Company’s board of directors adopted the 2015 Stock Option and Grant Plan, as amended on June 8, 2016 (the 2015 Plan). The 2015 Plan allows the Company to grant incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants. The 2015 Plan is administered by the board of directors, who has the power and authority to determine the terms of grants, provided that generally the exercise price per share of stock options granted may not be less than 100% of the fair market value of a share of the Company’s common stock on the date of grant and the term of stock options granted may not exceed ten years.

The number of shares initially reserved for issuance under the 2015 Plan was 1,074,581 shares. Through December 31, 2019, the board of directors authorized an aggregate increase of 3,338,874 shares reserved for issuance under the 2015 Plan for a total number of shares reserved for issuance of 4,413,455. In January 2020 and June 2020, the  board of directors approved increases to the number of shares reserved for issuance by 191,889 and 319,815, respectively. Accordingly, the total number of shares of common stock reserved for issuance under the 2015 Plan as of September 30, 2020, was 4,925,159. As of December 31, 2019 and September 30, 2020, there were 72,781 and 274,057 shares, respectively, available for future issuance under the 2015 Plan.

As of September 30, 2020, the Company has granted service-based awards, which vest over a defined period of service, and performance-based and market-based awards, which vest upon the achievement of defined conditions. Service-based awards generally vest over a four-year period, with the first 25% vesting following twelve months of continued employment or service, and the remainder vesting in twelve quarterly installments over the following three years. In 2016, 2018 and 2019, the Company granted stock option awards to certain employees with terms that allow for vesting upon the achievement of performance conditions specific to the Company’s corporate goals, including but not limited to certain research, business development and liquidity milestones. Also in 2018, the Company granted a stock option award to a non-employee with service conditions that provide for accelerated vesting upon the consummation of an initial public offering. Additionally, in 2016 the Company granted stock option awards to an executive with terms that provide for vesting upon the achievement of both performance and market conditions, as the awards vest upon the occurrence of certain events, including the consummation of an initial public offering, and market conditions subject to a specified return to certain of the Company’s investors. This award was modified in July 2019 to a service-based award.

The Company’s stock options expire after approximately ten years from the date of grant. As of September 30, 2020, the Company does not hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

Stock options

The following table summarizes the Company’s stock option activity:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (1)
			(In years)	(In thousands)
Outstanding as of December 31, 2019	4,251,914	$7.78	8.03	$10,515
Granted	623,935	13.87
Exercised	(20,998)	6.78
Forfeited/Cancelled	(313,506)	9.86
Outstanding as of September 30, 2020	4,541,345	$8.47	7.54	$29,950
Exercisable as of December 31, 2019	1,685,871	$5.16	6.83	$8,569
Vested and expected to vest as of December 31, 2019	4,178,357	$7.74	8.01	$10,448
Exercisable as of September 30, 2020	2,393,627	$6.37	6.63	$20,662
Vested and expected to vest as of September 30, 2020	4,467,788	$8.46	7.52	$29,533

(1)

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of December 31, 2019 and September 30, 2020.

The weighted average grant date fair value per share of options granted during the three months ended September 30, 2020 and 2019 was $9.67 per share and $6.38 per share, respectively. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2020 and 2019 was $8.52 per share and $9.35 per share, respectively.

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2020 and 2019 was less than $0.1 million and $0.1 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $1.0 million and $0.1 million, respectively.

Stock option valuation

Service-based awards

The key assumptions used in the Black-Scholes option pricing model on the date of grant for options with service-based vesting conditions were as follows, presented on a weighted average basis:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Risk-free interest rate	0.41%	1.82%	0.74%	2.23%
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	68.63%	67.41%	68.13%	67.60%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Fair value per share of common stock	$15.76	$10.25	$13.87	$14.85

Performance-based awards

The key assumptions used in the Black-Scholes option pricing model on the date of grant for performance-based awards granted to employees were as follows, presented on a weighted average basis:

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
Risk-free interest rate	1.89%
Expected term (in years)	6.25
Expected volatility	67.45%
Expected dividend yield	0.00%
Fair value per share of common stock	$10.25

The Company did not grant any performance-based awards during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 63,963 shares of common stock. These stock options are exercisable only upon achievement of specified performance targets.

Market-based awards

In 2016, the Company granted stock options to an executive with both performance and market conditions. The weighted-average grant date fair value per share of such awards using a Monte Carlo simulation approach was up to $2.12. These options were modified during July 2019, to replace the respective market conditions and performance-based vesting conditions, with service-based vesting conditions. The modification was a Type III modification, and the Company recognizes compensation expense beginning on the modification date over the requisite service period of the modified award.

Award repricing

On July 1, 2019, the board of directors determined the fair value of the Company’s common stock to be $10.25 per share following the withdrawal of the Company’s attempted initial public offering. The $10.25 per share fair value represents a decrease in the fair value of the Company’s common stock from the immediately preceding fair value of common stock approved by the board of directors of $24.32 per share as of April 3, 2019, due to the change in the Company’s estimate of the probability of an initial public offering scenario. On July 24, 2019, the board of directors approved a repricing of options previously granted at an exercise price greater than the then-current fair value of $10.25 per share such that the exercise price of the modified awards equals $10.25 per share. The repriced options included stock options to purchase a total of 1,089,147 shares of common stock issued from December 2018 through April 2019. The repriced awards were all unvested as of the modification date and none of the vesting terms were modified.

The key assumptions used in the Black-Scholes option pricing model on the date of repricing for the affected options were as follows, presented on a weighted average basis:

Risk-free interest rate	1.86%
Expected term (in years)	5.79
Expected volatility	66.56%
Expected dividend yield	0.00%
Fair value per share of common stock	$10.25

The modification of these awards was treated as an exchange of the original award for a new award, incurring additional compensation cost for any incremental value. The incremental compensation cost was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The total incremental expense related to the repricing for all awards was $1.2 million. Each modified award was valued on the modification date of July 24, 2019, and the Company recognizes the unamortized compensation expense related to the original award plus the incremental compensation expense of the modified award beginning on the modification date over the remaining requisite service period.

Stock-based compensation expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Research and development	$942	$1,343	$2,763	$2,575
General and administrative	878	1,006	2,198	2,308
	$1,820	$2,349	$4,961	$4,883
Employee	$1,730	$1,937	$4,609	$3,888
Non-employee	90	412	352	995
	$1,820	$2,349	$4,961	$4,883

The Company did not recognize expense related to performance-based awards during the three or nine months ended September 30, 2020 or 2019 because the associated performance conditions were not deemed probable of achievement.

As of September 30, 2020, excluding awards with performance conditions, the total unrecognized compensation expense related to the Company’s option awards was $16.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.70 years. This amount includes the total unrecognized compensation expense for all awards repriced during 2019, including both the unamortized compensation expense related to the original awards plus the incremental compensation expense of the modified award.

15. Collaboration agreements

Jazz collaboration and license agreement

Agreement summary

On January 2, 2019, the Company entered into a Collaboration and License Agreement (the Jazz Collaboration Agreement) with Jazz focused on the research, development and commercialization of exosome therapeutics to treat cancer. The Company granted Jazz an exclusive, worldwide, sublicensable, royalty-bearing license to develop, manufacture and commercialize therapeutic candidates directed at up to five oncogene targets (each, a Development and Commercialization License) to be developed using the Company’s engEx Platform for exosome therapeutics. The targets, which include NRAS and STAT3, have been validated in hematological malignancies and solid tumors but generally have been undruggable with current modalities.

Four of the targets were identified at the inception of the collaboration (the Initial Collaboration Targets) and Jazz has the option to select a fifth target in accordance with the terms of the Jazz Collaboration Agreement (an Additional Target). Jazz will also have the option to nominate an additional target (a Replacement Target) if two of the Initial Collaboration Targets fail prior to acceptance of an Investigational New Drug application (IND). As set forth in the Jazz Collaboration Agreement, early development will also include different engineered exosomes directed to the same target (each, a Backup Candidate).

Under the terms of the Jazz Collaboration Agreement, the Company is responsible for the initial development of therapeutic candidates directed at all five targets as well as the costs associated with such development activities. In addition, the Company is responsible for development costs up to and including IND acceptance, and certain development costs of the Phase 1, Phase 1/2 and Phase 2 clinical trials for each of the first two therapeutic candidates to commence clinical trials.

Following the conclusion of the applicable clinical trials for the first two candidates, and for the remaining three candidates, Jazz will be responsible for the further development and associated costs of the therapeutic candidates, including all Phase 3 and any Phase 4 clinical trials, potential regulatory submissions and commercialization for each product at its sole cost and expense. The Company has the option to participate in co-commercialization and cost/profit-sharing in the US and Canada on up to two products, subject to a one-time veto right by Jazz (which exercise of such veto may result in an additional $20.0 million milestone payment to the Company related to regulatory approval of the product). Should the Company choose to exercise this option, the Company and Jazz will equally split most of the remaining development costs and the net profits or losses in the US and Canada, while the Company would receive milestones and royalties for sales in other parts of the world. In the event that the Company does not exercise its option, the Company will receive milestones and royalties based upon sales worldwide.

As part of the Jazz Collaboration Agreement, Jazz has paid the Company an up-front payment of $56.0 million. The Company is eligible to receive up to $20.0 million in preclinical development milestone payments, the first of which is for $10.0 million and will be due from Jazz upon the second initiation of IND-enabling toxicology studies for a collaboration target. The Company is also eligible to receive milestone payments totaling up to $200.0 million per product based on IND acceptance, clinical and regulatory milestones, including approvals in the US, the EU and Japan, and sales milestones. In addition, the Company will receive tiered royalties on net sales of each approved product, with percentages ranging from mid-single digits in the lowest tier to high teens in the highest tier, excluding such net sales in the US and Canada if the Company has exercised its option to co-commercialize the related product. The milestone and royalty payments are each subject to reduction under certain specified conditions set forth in the Jazz Collaboration Agreement, provided, however, that in the case of a termination with respect to a licensed compound that is a Development Candidate (as defined below), Jazz will maintain its obligation to reimburse the Company for certain development costs.

Either party can terminate the agreement with respect to a region and a target upon the other party’s material breach relating to such region and target, subject to specified notice and cure provisions. Jazz also has the right to terminate the agreement in its entirety or in part (with respect to a particular collaboration target, research program, licensed compound or product, region or, in some cases, country) for convenience at any time upon 180 days’ written notice or for safety reasons immediately upon notice, provided, however, that in the case of a termination for convenience with respect to a licensed compound that is a Development Candidate, Jazz will maintain its obligation to reimburse the Company for certain development costs.

Absent early termination, the term of the Jazz Collaboration Agreement will continue on a country-by-country basis and licensed product-by-licensed product basis, until the expiration of the royalty payment obligations for the country and the licensed product (or, in the case of a shared territory for an optioned product, will continue for so long as such optioned product is being sold by Jazz or its affiliates or sublicensees in the shared territory). Any expiration or termination of the Jazz Collaboration Agreement does not affect the rights and obligations of the parties that accrued prior to the expiration or termination date. Upon termination of the Jazz Collaboration Agreement, all licenses granted by the Company to Jazz will immediately terminate.

Accounting analysis

The Company evaluated the Jazz Collaboration Agreement in accordance with the provisions of ASC 606. The Company concluded that the contract counterparty is a customer in the arrangement. The Company’s obligations under the Jazz Collaboration Agreement comprise the following substantive promises:

•	Development and Commercialization Licenses for each of the Initial Collaboration Targets (each, a Development and Commercialization License Promise)
•

Research services related to the conduct of the applicable work plan, which provides a framework for the applicable research activities, performed on a target-by-target basis, pursuant to a program aimed at identifying and evaluating exosome therapeutics directed to the individual targets (each such program for research activities, a Research Program) and sets forth the specific activities to be undertaken over the course of such Research Program, including the associated objectives and timelines therefor (each, a Work Plan) for each of the four Initial Collaboration Targets that are the subject of the collaboration (each, a Research Services Promise)

•

Preclinical and clinical services related to the completion of the Early Development Plans (as defined below) for each of the four Initial Collaboration Targets that are the subject of the collaboration (each, a Development Services Promise)

•

Material right associated with Jazz’s ability to obtain either: (i) a Development and Commercialization License, research services pursuant to an associated Work Plan, and preclinical and clinical services pursuant to an associated plan that describes the preclinical studies, manufacturing process development, and clinical development to be performed with respect to an applicable product candidate that the parties determine is suitable for IND-enabling studies (each such product candidate, a Development Candidate) and the associated timelines, budget and resource allocation therefore (each, an Early Development Plan) for an Additional Target or (ii) research services pursuant to an associated Work Plan and preclinical and clinical services pursuant to an associated Early Development Plan for an additional Research Program for one of the Initial Collaboration Targets (an Additional Research Program, and such material right, the Program Material Right Promise)

•

Material right associated with Jazz’s ability to obtain a Development and Commercialization License, research services pursuant to an associated Work Plan and preclinical and clinical services pursuant to an associated Early Development Plan for a Replacement Target (the Replacement Target Material Right Promise)

•	Material rights associated with Jazz’s ability to obtain services with respect to non-GLP toxicology studies for two Backup Candidates (each a Backup Candidate Material Right Promise)

For purposes of evaluating the Jazz Collaboration Agreement in accordance with ASC 606, the Company has determined that the ability for Jazz to either nominate an Additional Target or request an Additional Research Program represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. More specifically, the Development and Commercialization License and associated research services under the related Work Plan that would be provided pursuant to Jazz’s option to include an Additional Target within the scope of the arrangement would be provided at no additional cost to Jazz. Similarly, the research services under a Work Plan that would be provided upon an exercise of Jazz’s option to request an Additional Research Program would be provided at no additional cost to Jazz. Additionally, the Company has determined that the ability for Jazz to elect a Replacement Target represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. Consistent with an Additional Target, to the extent Jazz requests that a Replacement Target be included within the scope of the arrangement, the Development and Commercialization License and associated research services under the related Work Plan would be provided at no additional cost to Jazz. Lastly, the Company determined that the ability for Jazz to request the Company to render services with respect to non-GLP toxicology studies for certain Backup Candidates represents a material right because the pricing inherent in such option also provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related services to comparable customers. Along the same lines as the other material rights, upon Jazz’s exercise, the Company would render services with respect to the conduct of non-GLP toxicology studies for one Backup Candidate for each of the first two Development Candidates at no cost to Jazz.

For purposes of evaluating the Jazz Collaboration Agreement in accordance with ASC 606, the Company determined that the Development and Commercialization License Promise for each of the Initial Collaboration Targets is neither capable of being distinct nor distinct within the context of the contract from the associated Research Services Promise and Development Services Promise. Due to the specialized nature of the services to be provided by the Company, specifically with respect to the Company’s proprietary expertise related to exosome engineering and manufacturing, the customer cannot benefit from or utilize the license without the research and development services. Moreover, the Company concluded that the Development and Commercialization License Promise, Research Services Promise and Development Services Promise for each individual target are interrelated to and interdependent on each other. Due to the nature of the services and capabilities of the parties, the customer cannot derive its intended benefit from the license without the accompanying research and development services to be performed pursuant to the underlying Work Plans and Early Development Plans. The nature of the combined performance obligation is to provide certain research and development services for targets that are designated for inclusion in the arrangement in order to transfer a combined item to the customer in the form of a product candidate for which human proof of concept has been established. As such, the Company has treated the Development and Commercialization License Promise, Research Services Promise and Development Services Promise related to each target as a combined performance obligation (each, a License and Services Performance Obligation; collectively, the License and Services Performance Obligations). However, the Company has determined that the License and Services Performance Obligation associated with each target is distinct from the License and Services Performance Obligation for the other targets because: (i) Jazz can benefit from the license and research and development services for a given target on their own since the results related thereto can be evaluated discretely and (ii) each bundle for an individual target is separately identifiable since it does not affect either the Company’s ability to perform or Jazz’s ability to assess the program for any other target. Thus, the License and Services Performance Obligation for each target is a separate performance obligation. Each of the material right promises has been deemed a distinct performance obligation due to their nature as specified in ASC 606. Therefore, the Company has identified the following eight performance obligations in connection with its obligations under the Jazz Collaboration Agreement:

•

Combined performance obligation comprising the Development and Commercialization License Promise, Research Services Promise and Development Services Promise for each of the four Initial Collaboration Targets (the License and Services Performance Obligation: Initial Collaboration Target #1, License and Services Performance Obligation: Initial Collaboration Target #2, License and Services Performance Obligation: Initial Collaboration Target #3 and License and Services Performance Obligation: Initial Collaboration Target #4, respectively)

•	Material right associated with Jazz’s option to request either: (i) an Additional Target or (ii) an Additional Research Program (the Additional Target or Program Material Right Performance Obligation)

•	Material right associated with Jazz’s option to request a Replacement Target (the Replacement Target Material Right Performance Obligation)
•

Material right associated with Jazz’s option to request certain Backup Candidates (the Backup Candidate Material Right Performance Obligation: Backup Candidate #1 and Backup Candidate Material Right Performance Obligation: Backup Candidate #2, respectively)

At inception of the arrangement, the Company measured the transaction price solely in reference to the $56.0 million non-refundable and non-creditable up-front payment. None of the variable consideration payable under the arrangement was included in the transaction price at inception. The Company estimates the amount of variable consideration to which it expects to be entitled associated with cost reimbursements, in addition to preclinical development, IND acceptance, clinical and regulatory milestones, using the most likely amount method. The Company did not include any cost reimbursements in the transaction price at inception due to the uncertainty around the Company’s receipt of such amounts as it is dependent upon viable product candidates progressing through development. All preclinical development, IND acceptance, clinical and regulatory milestone payments have been excluded from the transaction price at inception due to the uncertainty of initiating the specified phase of preclinical development, achieving the associated development criteria or receiving approval or acknowledgement from the relevant regulatory authorities. Further, regulatory milestone payments will be excluded from the transaction price until the associated regulatory milestone is achieved. The sales milestone payments, royalties and profit share are subject to the royalty recognition constraint because the associated license is deemed to be the sole or predominant item to which the payments relate. The Company will update its assessment of the estimated transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There have been no changes to the Company’s estimate of variable consideration through September 30, 2020.

The Company allocated the transaction price of $56.0 million to each of the identified performance obligations on a relative standalone selling price basis. Certain elements of variable consideration are attributable to specific performance obligations; however, no amounts of variable consideration have been included in the transaction price. Through September 30, 2020, the Company has not achieved any preclinical development, IND acceptance, clinical, regulatory or sales milestones or earned any royalties or profit share under the Jazz Collaboration Agreement. The Company determined the standalone selling prices for each of the performance obligations included in the Jazz Collaboration Agreement considering relevant market conditions, entity-specific factors and information about the customer, while maximizing the use of available observable inputs. As a result, the transaction price was allocated to the identified performance obligations as follows (in thousands):

PERFORMANCE OBLIGATION	ALLOCATED TRANSACTION PRICE
License and Services Performance Obligation: Initial Collaboration Target #1	$10,792
License and Services Performance Obligation: Initial Collaboration Target #2	12,974
License and Services Performance Obligation: Initial Collaboration Target #3	12,643
License and Services Performance Obligation: Initial Collaboration Target #4	15,062
Additional Target or Program Material Right Performance Obligation	3,237
Replacement Target Material Right Performance Obligation	1,198
Backup Candidate Material Right Performance Obligation: Backup Candidate #1	47
Backup Candidate Material Right Performance Obligation: Backup Candidate #2	47
Transaction Price	$56,000

The standalone selling price for each of the License and Services Performance Obligations was estimated using a hybrid approach whereby the standalone selling price for each of the Development and Commercialization License Promises was estimated using an income approach, while the standalone selling price of the Research Services Promises and Development Services Promises for each of the plans associated with the individual targets were estimated using an expected cost-plus margin approach. The discounted cash flow analysis utilized in deriving the estimated standalone selling price for each of the Development and Commercialization License Promises included such key assumptions as: development timeline, revenue forecast, discount rate and probabilities of technical and regulatory success. The cost-plus margin approach utilized in deriving the estimated standalone selling price for the Research Services Promises and Development Services Promises for each target was based on the estimate of the overall effort to perform the underlying Work Plans and Early Development Plans and an estimated market rate for the associated services. The standalone selling prices for the Additional Target or Program Material Right Performance Obligation and Replacement Target Material Right Performance Obligation were estimated based on a similar hybrid approach as the License and Services

Performance Obligations, but also contemplated the discount the customer could receive without exercising the corresponding option and the likelihood that the respective option will be exercised. The standalone selling price for the Additional Target or Program Material Right Performance Obligation also reflects the likelihood that each of the alternatives will be selected by Jazz. Lastly, the standalone selling prices for the Backup Candidate Material Right Performance Obligations was estimated using an expected cost-plus margin approach based on the estimate of the overall effort to perform the associated non-GLP toxicology studies.

Amounts allocated to each of the License and Services Performance Obligations is recognized as revenue over time commensurate with the term of the associated Research Program and development activities performed pursuant to a program focused on establishing human proof-of-concept for a given target using a proportional performance model which depicts the Company’s performance in transferring control to the customer. The Company utilizes a cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation as the underlying services are provided. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete each of the respective programs. These costs consist primarily of internal full-time equivalent effort and third-party costs. Allocated amounts are recognized as revenue based on actual costs incurred as a percentage of total budgeted costs. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the programs is recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. As of September 30, 2020, there has been no significant change in the Company’s assumptions or estimates related to the costs to complete. Amounts allocated to each of the Additional Target or Program Material Right Performance Obligation, Replacement Target Material Right Performance Obligation and Backup Candidate Material Right Performance Obligations will be recognized as revenue upon the earlier of when: (i) the option is exercised wherein the future goods and/or services are transferred or (ii) the option expires. As of September 30, 2020, all of the material rights are outstanding as none of the material rights have either been exercised or have expired.

The aggregate amount of the transaction price allocated to the License and Services Performance Obligations that were unsatisfied, as of September 30, 2020 was $50.6 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target, through approximately 2025. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of September 30, 2020 was $4.5 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

The Company’s revenue of $0.2 million during each of the three and nine months ended September 30, 2019 was generated solely from the Jazz Collaboration Agreement. During the three and nine months ended September 30, 2020, the Company recognized $0.2 million and $0.5 million, respectively, of revenue associated with the Jazz Collaboration Agreement. As of September 30, 2020 and December 31, 2019, the Company had $55.1 million and $55.6 million, respectively, of deferred revenue related to the Company’s collaboration with Jazz which is classified as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services. During the three months ended September 30, 2020 and 2019, the Company incurred $1.0 million and $0.8 million of costs associated with its obligations under the arrangement with Jazz which is classified within research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2020 and 2019, the Company incurred $2.6 million and $1.3 million of costs associated with its obligations under the Jazz Collaboration Agreement, which is classified within research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Sarepta license and option agreement

Agreement summary

On June 17, 2020, the Company entered into a two-year Research License and Option Agreement (the Sarepta Research Agreement) with Sarepta focused on the use of exosomes for non-viral delivery of AAV, gene-editing and RNA therapeutics to address five agreed targets associated with neuromuscular diseases. Pursuant to the Sarepta Research Agreement, the Company is receiving funding to conduct collaborative research and Sarepta has options to enter into exclusive, worldwide licenses for each of the agreed targets to develop, commercialize and manufacture therapeutic candidates developed using the Company’s engEx Platform. For each target option exercised, the Company will be eligible to receive an option exercise fee, milestones and royalties. Each target is well-understood to be therapeutically relevant to its associated neuromuscular disease.

Under the terms of the Sarepta Research Agreement, the Company granted to Sarepta a non-exclusive, royalty-free, worldwide license, with a limited right to sublicense, to use certain intellectual property of the Company in the conduct of activities for which Sarepta is responsible under the Sarepta Research Agreement (the Research License). The Sarepta Research Agreement provides that the activities conducted by the parties will be performed in accordance with a research plan which sets forth the activities to be undertaken over the course of the Sarepta Research Agreement covering all targets included in the agreement (the Research Plan). The Company is responsible for the conduct of all activities to which it is assigned under the Research Plan. The Sarepta Research Agreement initially covers five agreed targets as selected by Sarepta at inception of the Sarepta Research Agreement (each, a Research Target). However, Sarepta has the right to replace up to two of the Research Targets with certain other agreed pre-named targets. To the extent a target is replaced, the original target is discontinued as a Research Target under the arrangement and the replacement target becomes a Research Target under the Sarepta Research Agreement.

Pursuant to the terms of the Sarepta Research Agreement, the Company granted to Sarepta an option to obtain an exclusive, worldwide, sublicensable license to use certain intellectual property of the Company for the development, manufacturing and commercialization of exosome therapeutic candidates directed to one or more of the Research Targets (each, a Sarepta Option). Each of the licenses that would be issued upon exercise of a Sarepta Option cover the use of the Company’s intellectual property in the exploitation of therapeutics directed to a particular target (each, a Development and Commercialization License). Sarepta Options may be exercised on a Research Target-by-Research Target basis any time prior to completion of the research activities for the respective target, but not later than June 17, 2022, subject to extension to December 17, 2022 (the Option Term). Following option exercise, the parties will execute a definitive license agreement that outlines the terms and conditions of the collaboration arrangement that would govern the further development and commercialization of exosome therapeutics directed to the subject target (the Collaboration Agreement), contingent on remittance of the option exercise fee.

Under the terms of the Collaboration Agreement which would be entered into upon the exercise of a Sarepta Option, the Company would be responsible for the conduct of the associated preclinical development through the generation of a development candidate directed to the applicable target in accordance with a plan which sets forth the activities to be conducted with respect to each preclinical development program (each, a Preclinical Development Plan). Additionally, the Company is obligated to provide manufacturing and supply through the completion of Phase 2 clinical trials. The Company is entitled to receive reimbursement of costs incurred with respect to the activities performed in the execution of the Preclinical Development Plans and any manufacturing activities. Following the selection of a development candidate from a preclinical development program, Sarepta is responsible for any further development, regulatory matters and commercialization at its sole cost and expense.

Under the terms of the Sarepta Research Agreement, the Company received up-front and non-refundable cash payments totaling $10.0 million, consisting of a $7.0 million up-front payment and a $3.0 million up-front research services prepayment. In addition, the Company is eligible for the reimbursement of costs incurred in the execution of the Research Plan. To the extent Sarepta exercises its option and the parties enter into a Collaboration Agreement with respect to any target included in the arrangement, Sarepta would be obligated to remit an option exercise payment of $12.5 million to the Company per target, up to a total of $62.5 million if all options are exercised. Conditional on the exercise of a Sarepta Option and execution of a Collaboration Agreement, the Company may earn potential development and regulatory milestones and tiered royalties on net sales of licensed products. The Company is eligible to receive up to $192.5 million in development and regulatory milestones per target. One of the selected targets is eligible to generate additional milestone payments on the achievement of certain development and regulatory milestones. Also, to the extent any of the product candidates are commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits in the lowest tier to the low teens in the highest tier. Royalties are payable on a licensed product-by-licensed product and country-by-country basis from the first commercial sale until the later of (i) 10 years from first commercial sale, (ii) expiration of all valid claims of licensed patent rights and (iii) expiration of regulatory exclusivity. The royalty payments are subject to reduction under certain conditions to be specified in the Collaboration Agreement.

Either party can terminate the Sarepta Research Agreement upon the other party’s material breach, subject to specified notice and cure provisions. Sarepta also has the right to terminate the Sarepta Research Agreement in its entirety or in part (with respect to a particular target) for convenience at any time upon specified written notice, subject to an obligation to pay the Company’s related personnel costs for a specified period of time after the effective date of termination as well as to pay for any unavoidable costs as a result of the termination. Any expiration or termination of the Sarepta Research Agreement does not affect the rights and obligations of the parties that accrued prior to the expiration or termination date. Upon termination of the Sarepta Research Agreement, the license and options granted by the Company to Sarepta will immediately terminate.

Absent early termination, the term of the Sarepta Research Agreement will continue for two years plus additional specified time, if needed, for the execution of the Collaboration Agreement should Sarepta exercise its option.

Accounting analysis

The Company evaluated the Sarepta Research Agreement in accordance with the provisions of ASC 606. The Company concluded that the contract counterparty is a customer in the arrangement. The Company’s obligations under the Sarepta Research Agreement comprise the following seven substantive promises:

•	Research License covering all of the Research Targets that are the subject of the research alliance (the Research License Promise)
•	Research services related to the conduct of the Research Plan covering all of the Research Targets that are the subject of the research alliance (the Research Services Promise)
•

Material rights associated with Sarepta’s ability to obtain a Development and Commercialization License and related preclinical development services and manufacturing for each of the five Research Targets that are the subject of the research alliance (each, a Material Right Promise)

For purposes of evaluating the Sarepta Research Agreement in accordance with ASC 606, the Company determined that the ability for Sarepta to acquire a Development and Commercialization License and the related preclinical development services and manufacturing for each of the Research Targets that are the subject of the arrangement represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods to comparable customers. More specifically, primarily as a function of the economics of the arrangement whereby the consideration to be received exceeds the value of the license and services to be provided, the pricing of the option was determined to contain an implicit discount.

For purposes of evaluating the Sarepta Research Agreement in accordance with ASC 606, the Company determined that the Research License Promise is neither capable of being distinct nor distinct within the context of the contract from the associated Research Services Promise. Due to the specialized nature of the services to be provided by the Company, specifically with respect to the Company’s proprietary expertise related to exosome engineering and manufacturing, the customer cannot benefit from the license without the research services. Furthermore, Sarepta will be utilizing the license to perform additional discovery and research efforts as part of the overall work being conducted by the Company. As such, the license rights do not have utility outside of the context of the activities under the Research Plan. Moreover, the Company concluded that the Research License Promise and Research Services Promise are interrelated to and interdependent on each other. Due to the nature of the services and capabilities of the parties, the customer cannot derive its intended benefit from the license without the accompanying research services to be performed pursuant to the underlying Research Plan. The nature of the combined performance obligation is to provide certain research services for targets that are designated for inclusion in the arrangement in order to transfer a combined item to the customer in the form of certain exosome-based constructs from which product candidates can be derived. As such, the Company has treated the Research License Promise and Research Services Promise as a combined performance obligation. Each of the material right promises has been deemed a distinct performance obligation due to their nature as specified in ASC 606. Therefore, the Company has identified the following six performance obligations in connection with its obligations under the Sarepta Research Agreement:

•	Combined performance obligation comprising the Research License Promise and Research Services Promise (the Research License and Services Performance Obligation)
•

Material rights associated with Sarepta’s option to obtain a Development and Commercialization License and related preclinical development services and manufacturing for each Research Target (the Material Right Performance Obligation: Research Target #1, Material Right Performance Obligation: Research Target #2, Material Right Performance Obligation: Research Target #3, Material Right Performance Obligation: Research Target #4 and Material Right Performance Obligation: Research Target #5, respectively)

At inception of the Sarepta Research Agreement, the Company determined that the aggregate transaction price totaled approximately $18.0 million which comprises: (i) $7.0 million up-front payment, (ii) $3.0 million up-front research services prepayment and (iii) $8.0 million related to the estimate of cost reimbursements to be received for activities performed under the Research Plan. The Company estimates the amount of variable consideration to which it expects to be entitled associated with cost reimbursements using the most likely amount method. The Company will update its assessment of the estimated transaction price, including a reevaluation of the constraint, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Amounts that may become due under the Collaboration Agreement and the associated option exercise fee have been excluded from the measurement of the transaction price.

The Company allocated the transaction price to each of the identified performance obligations on a relative standalone selling price basis, or in the case of variable consideration, to one or more specific performance obligations. The Company determined the standalone selling prices for each of the performance obligations included in the Sarepta Research Agreement considering relevant market conditions, entity-specific factors and information about the customer, while maximizing the use of available observable inputs. As a result, the transaction price was allocated to the identified performance obligations as follows:

PERFORMANCE OBLIGATION	ALLOCATED TRANSACTION PRICE
Research License and Services Performance Obligation	$11,000
Material Right Performance Obligation: Research Target #1	1,400
Material Right Performance Obligation: Research Target #2	1,400
Material Right Performance Obligation: Research Target #3	1,400
Material Right Performance Obligation: Research Target #4	1,400
Material Right Performance Obligation: Research Target #5	1,400
Transaction Price	$18,000

The standalone selling price for the Research License and Services Performance Obligation was estimated primarily using an expected cost-plus margin approach. The cost-plus margin approach utilized in deriving the estimated standalone selling price was based on the estimate of the overall effort to perform the underlying Research Plan and an estimated market rate for the associated services. The Company determined that the standalone selling price for each of the Material Right Performance Obligations is the same across all targets. The Company considered factors such as the early stage of development, license rights and likelihood of exercise.

Amounts allocated to the Research License and Services Performance Obligation are recognized as revenue over time commensurate with the term of the Research Plan using a proportional performance model which depicts the Company’s performance in transferring control to the customer. The Company has concluded that it will utilize a cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation as the underlying services are provided. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research program. These costs consist primarily of internal full-time equivalent effort and third-party costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgement is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the program will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. As of September 30, 2020, there has been no significant change in the Company’s assumptions or estimates related to the costs to complete. Amounts allocated to the Research License and Services Performance Obligation will be recognized over the term of the Research Plan which is expected to be through approximately mid-2022. Amounts allocated to each of the Material Right Performance Obligations will be recognized as revenue upon the earlier of when: (i) the option is exercised wherein the future goods and/or services are transferred or (ii) the option expires. As of September 30, 2020, all of the material rights are outstanding as none of the material rights have either been exercised or have expired.

The aggregate amount of the transaction price allocated to the Research License and Services Performance Obligation that was unsatisfied, as of September 30, 2020 was $10.2 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target, through approximately mid-2022. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of September 30, 2020 was $7.0 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

During the three and nine months ended September 30, 2020, the Company recognized $0.8 million of revenue associated with the Sarepta Research Agreement. As of September 30, 2020 there was $9.2 million of deferred revenue related to the Company’s collaboration with Sarepta which is classified as current or long-term in the accompanying condensed consolidated balance sheet based on the expected timing of satisfaction of the underlying goods and/or services. During the three and nine months ended September 30, 2020, the Company incurred $0.8 million of costs associated with its obligations under the Sarepta Research Agreement. Such costs were classified within research and development expenses for each respective period in the accompanying condensed consolidated statements of operations and comprehensive loss.

Other information

The following tables present changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30, 2020
	BALANCE BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE END OF PERIOD
Contract assets:
Accounts receivable	$—	$10,000	$(10,000)	$—
Contract liabilities:
Deferred revenue	$55,612	$10,000	$(1,275)	$64,337

During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following revenue (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$184	$151	$505	$238
Performance obligations satisfied in prior periods	$—	$—	$—	$—

16. Other significant agreements

MDACC sponsored research agreement

In November 2015, the Company entered into the MDACC Research Agreement with MDACC. Under the MDACC Research Agreement, the Company engaged MDACC to perform research and development services relating to its technology on patients suffering with cancer (the Research Program). MDACC was obligated to use reasonable efforts to conduct the Research Program and furnish the facilities necessary to carry out the program. The Research Program allowed for amendments from time to time during the term, by agreement of the parties, to modify the current Research Program or to add additional research projects for inclusion as part of the Research Program. The MDACC Research Agreement provided the Company with an option to negotiate a license to certain other technology derived from the program in the field of exosome technology. The term of the MDACC Research Agreement was originally scheduled to expire in November 2018. The MDACC Research Agreement was subsequently amended in February 2017 and in April 2018 to extend the term of the MDACC Research Agreement to February 2021 and to modify the payment terms of the MDACC Research Agreement. The MDACC Research Agreement was further amended in September 2019 to terminate the agreement, effective as of December 31, 2019.

Under the terms of the MDACC Research Agreement, the Company was obligated to pay fixed tiered quarterly cash payments (the Quarterly Payments) and to issue a fixed number of shares of its Series A Preferred Stock or Series B Preferred Stock to MDACC in consideration for the research services. The Quarterly Payments consisted of the following: (i) direct expenses comprising $1.0 million payable to MDACC in the first year and $1.25 million payable in years two through five, and (ii) overhead charges of 25% of the direct expenses. In addition to the Quarterly Payments, the Company was also obligated to issue an aggregate of 200,000 shares of Series A Preferred Stock in the first year of the arrangement and 20,833 shares of Series B Preferred Stock, quarterly, in years two through five of the MDACC

Research Agreement. The Company recognized the payments made to MDACC as research and development expense as incurred. The shares to be issued were expensed on the date the associated Quarterly Payment was due based on the estimated fair value of the underlying series of Redeemable Convertible Preferred Stock on such date. Subsequent to issuance, the Series A Preferred Stock and Series B Preferred Stock issued to MDACC was accounted for consistent with all other outstanding shares of the respective series of Redeemable Convertible Preferred Stock. As noted above, the agreement was terminated as of December 31, 2019. As of December 31, 2019, the Company accrued the final $1.2 million cash payment and 62,500 shares of Series B Preferred Stock related to services provided in 2019. The Company made the final cash payment and issued 62,500 shares of Series B Preferred Stock to MDACC in January 2020. There are no further payments or share issuances owed to MDACC pursuant to the MDACC Research Agreement.

For the three and nine months ended September 30, 2019, the Company recognized expense for the estimated fair value of the 20,833 and 62,499 shares of Series B Preferred Stock, respectively,  that were due to MDACC totaling $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized expenses for the direct expenses and overhead charges of $0.4 million and $1.2 million, respectively. There was no expense recognized in the three and nine months ended September 30, 2020.

MDACC in-license agreement

In November 2015, the Company entered into a Patent and Technology License Agreement with MDACC, as amended in April 2018 (the MDACC License Agreement). Pursuant to the MDACC License Agreement, the Company holds exclusive worldwide license rights to certain intellectual property relating to the use of exosomes for diagnostic and therapeutic applications and a non-exclusive worldwide license under certain related technologies, with the right to grant sublicenses. The Company also obtained the exclusive right of first negotiation, for a specified time period, for a license to certain of MDACC’s rights in future exosome technology.

Under the terms of the MDACC License Agreement, the Company is responsible for all patent costs incurred by MDACC for the underlying licensed technology in excess of $1.5 million from the effective date of the agreement through February 1, 2021, and for all patent costs incurred or invoiced after this date. As of September 30, 2020, there was approximately $0.8 million remaining for funding by MDACC of patent-related costs under the MDACC License Agreement.

Pursuant to the MDACC License Agreement, the Company is also required to make future payments to MDACC upon the occurrence of events related to the development of products and upon the achievement of certain development and regulatory approval milestones up to an aggregate of $11.9 million, comprising up to $2.4 million for diagnostic products and up to $9.5 million for therapeutic products. The Company may at its discretion pay up to $4.4 million in such contingent payments in cash or through the issuance of equity in the form of Redeemable Convertible Preferred Stock or common stock, as applicable. Such payments will be expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved. In addition, the Company is obligated to pay certain payments upon the execution of sublicenses for qualifying products, as well as single digit percentage royalty payments on net sales from a licensed product.

The Company was obligated to make a one-time payment to MDACC of amounts ranging from $20.0 million to $150.0 million, if by November 12, 2019, the Company had been acquired or the Company closed an equity financing, and the price per share in such acquisition or equity financing (defined as the average of the closing sale prices for the Company’s common stock for the 30 consecutive trading days immediately preceding the closing), was equal to or in excess of the agreed upon price triggers equating to Company valuations of approximately $1.4 billion to $5.8 billion. If these payments were triggered, the Company could have elected, at its sole discretion, to make such payments in cash or by the issuance of its common stock. Neither an acquisition nor a qualifying equity financing occurred by November 12, 2019, therefore the Company was not obligated to make any payments pursuant to this provision.

The MDACC License Agreement will continue until the last to occur of: (i) the expiration of all patents issued underlying the licenses conveyed, (ii) the cancellation, withdrawal or express abandonment of all patent rights underlying the licenses conveyed or (iii) the fifteenth anniversary of the effective date of the agreement. Upon expiration of the MDACC License Agreement, the licenses granted will automatically convert to a fully-paid irrevocable and perpetual license. The Company may terminate the license for convenience upon 180 days prior written notice to MDACC. The license automatically terminates upon the Company’s bankruptcy, if the Company challenges the validity or enforceability of any of the licensed patent rights, or if the Company fails to make a number of payments in a timely manner over a specified period of time. Additionally, MDACC may terminate the license for the Company’s breach subject to certain specified cure periods.

As of September 30, 2020, no milestones had been achieved, nor had any royalties, sublicensing fees or other contingent payments been incurred under the MDACC License Agreement. The Company did not make any payments to MDACC for the three or nine months ended September 30, 2020 or 2019 with respect to the MDACC License Agreement.

Kayla Therapeutics S.A.S license agreement

On November 6, 2018, the Company entered into a License Agreement with Kayla, pursuant to which it obtained a co-exclusive worldwide, sublicensable license under certain patent rights and to related know-how and methods to research, develop, manufacture and commercialize compounds and products covered by such patent rights in all diagnostic, prophylactic and therapeutic uses (the Kayla License Agreement). The foregoing license is co-exclusive with Kayla, but Kayla’s retained rights are subject to certain restrictions.

During the first 6 years following the effective date of the Kayla License Agreement, Kayla and its affiliates may not research, develop, manufacture or commercialize anywhere in the world any product containing a small molecule STING agonist and an exosome. In addition, during the term of the Kayla License Agreement, Kayla and its affiliates may not grant a license to any third party under the licensed patent rights to, develop, manufacture or commercialize anywhere in the world a product containing certain STING compounds for therapeutic or veterinary purpose. The Kayla License Agreement also restricts the Company from developing any competing product containing a small molecule STING agonist and an exosome until the expiration of a non-compete period determined by the achievement of clinical milestones.

Pursuant to ASC 730, the Company determined that the assets acquired represent in-process research and development with no alternative future use. Therefore, the value of the consideration given for the licenses is expensed to acquired in-process research and development in the period in which it is incurred.

In consideration for entering into the Kayla License Agreement, the Company paid an up-front payment of $6.5 million in cash and issued 118,212 shares of common stock. The Company recorded an aggregate of $8.1 million to acquired in-process research and development expense during the year ended December 31, 2018 comprised of: (i) $6.5 million related to the cash payment and (ii) $1.6 million related to the issuance of its common stock based on the fair value of the Company’s common stock at the effective date of the Kayla License Agreement.

The Company has certain diligence obligations under the Kayla License Agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval. The Company is also obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of the Company’s common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the US, the EU and Japan. Such payments will be expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved. Additionally, the Company is obligated to pay to Kayla a percentage of the payments that the Company receives from sublicensees of the rights licensed to it by Kayla, excluding any royalties. This percentage varies from single digits to low double digits. The first milestone was achieved upon the first dosing of exoSTING to the first subject in the Company’s Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was accrued as of September 30, 2020. During the three and nine months ended September 30, 2020 the Company recorded $17.7 million to research and development expense under the Kayla License Agreement. The aggregate expenses of $17.7 million comprises the value of the common stock issued to Kayla in the amount of $2.7 million, based on the value of the Company’s common stock on the date the milestone was achieved, and the $15.0 million cash payment. The milestone payment was expensed because the associated asset was in development at the time the contingency that triggered the milestone was achieved. As of September 30, 2020, no other milestones had been achieved.

The Company is obligated to pay to Kayla tiered royalties ranging from low single-digits to mid-single-digits based on annual net sales by the Company, its affiliates and its sublicensees of licensed products. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. The Company may terminate the Kayla License Agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. The Company or Kayla may terminate the Kayla License Agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof. As of September 30, 2020, no royalties, or other contingent payments had been incurred under the Kayla License Agreement.

17. Related parties

One of the Company’s founders who served on the board of directors through February 2019 (the Founder) is a professor and department chairman at MDACC. In connection with the MDACC Research Agreement and the MDACC License Agreement, as of December 31, 2019, the Company had outstanding common stock issued to MDACC and associated entities of 738,134 shares. Additionally, the Company had outstanding Redeemable Convertible Preferred Stock issued to MDACC of 1,587,500 shares of Series A Preferred Stock as of December 31, 2019, and 187,497 shares of Series B Preferred Stock as of December 31, 2019, respectively. As December 31, 2019, the Company had $1.2 million in accrued expenses due to MDACC relating to these arrangements. Effective February 1, 2019, the Founder resigned from the Company’s board of directors and therefore this individual and MDACC were no longer considered to be related parties as of December 31, 2019.

The Company has entered into agreements with two of its scientific co-founders, including the Founder, pursuant to which it has granted an aggregate of 1,279,262 shares of restricted stock and 261,263 non-employee stock options for the performance of consulting services.  In the aggregate, as of  December 31, 2019, such co-founders had outstanding common stock of 1,476,268 shares. In the aggregate, as of December 31, 2019, these co-founders had outstanding stock options of 322,665.

Effective February 1, 2019, the Founder resigned from the Company’s board of directors. As of September 30, 2020, the other scientific co-founder continued to serve on the Company’s board of directors. As of September 30, 2020, the other scientific co-founder had outstanding common stock and stock options of 738,134 and 30,701, respectively.

18. 401(k) plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the first 6% of an employee’s deferral. The Company’s contributions are expensed in the year for which they are declared. For each of the three months ended September 30, 2020 and 2019, the Company recorded $0.1 million for 401(k) match contributions. For each of the nine months ended September 30, 2020 and 2019, the Company recorded expense of $0.3 million for 401(k) match contributions.

19. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(35,293)	$(20,663)	$(73,708)	$(56,322)
Cumulative dividends on redeemable convertible preferred stock	(3,457)	(3,454)	(10,296)	(10,247)
Net loss attributable to common stockholders	$(38,750)	$(24,117)	$(84,004)	$(66,569)
Denominator:
Weighted average common shares outstanding, basic and diluted	3,020,055	2,995,917	3,008,576	2,986,889
Net loss per share attributable to common stockholders, basic and diluted	$(12.83)	$(8.05)	$(27.92)	$(22.29)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Series A redeemable convertible preferred stock	4,247,153	4,247,153	4,247,153	4,247,153
Series B redeemable convertible preferred stock	2,633,138	2,625,142	2,633,138	2,625,142
Series C redeemable convertible preferred stock	2,584,633	2,584,633	2,584,633	2,584,633
Outstanding stock options	4,541,345	4,218,780	4,541,345	4,218,780
	14,006,269	13,675,708	14,006,269	13,675,708

20. Income taxes

During the three and nine months ended September 30, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or research and development tax credits earned in each interim period due to its uncertainty of realizing a benefit from those items.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of September 30, 2020 and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. As of September 30, 2020 or December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s condensed consolidated statements of operations and comprehensive loss for any of the three or nine months ended September 30, 2020 or 2019.

21. Subsequent events

Reverse stock split

On October 2, 2020, the Company’s board of directors and stockholders approved a 1-for-7.8170 reverse stock split. Effective on October 2, 2020, the Company’s issued and outstanding shares of common stock were impacted by the reverse stock split. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. All share and per share data in the condensed consolidated financial statements and notes thereto have been retrospectively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. The respective conversion prices related to shares of common stock reserved for issuance upon the conversion of the Company’s Redeemable Convertible Preferred Stock were proportionately increased.

Initial public offering

On October 16, 2020, the Company completed its IPO, pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the 73,987,407 outstanding shares of the Company’s Redeemable Convertible Preferred Stock automatically converted into 10,065,629 shares of common stock (including  additional shares issued to holders of Series B Preferred Stock and  Series C Preferred Stock, pursuant to the anti-dilution protective provisions of the Redeemable Convertible Preferred Stock). Upon completion of the offering on October 16, 2020, the Company’s authorized capital stock consists of 150,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan), was adopted by the board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective as of October 12, 2020.  The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2020 Plan is 1,043,402 shares; plus the shares of common stock remaining available for issuance under the 2015 Plan as of October 12, 2020 of 274,057 shares. The number of shares reserved shall be annually increased on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of 5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year or such lesser number of shares determined by the compensation committee.

The shares of the Company’s common stock subject to outstanding awards under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, (the ESPP) was adopted by our board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective October 12, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 208,680 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on each January 1, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of (i) 834,720 shares of common stock, (ii) 0.5% of the outstanding shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, or the Quarterly Report. This discussion and other parts of this Quarterly Report on Form 10-Q include forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging our deep understanding of exosome biology, we have developed our engineering and manufacturing platform, or engEx Platform, to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. We have utilized our engEx Platform to generate a deep pipeline of engineered exosomes, or engEx exosomes, aimed at treating a broad range of diseases, including oncology, neuro-oncology, neurology, neuromuscular disease and infectious disease. In September, we initiated clinical trials for our engEX lead product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. To our knowledge, exoSTING and exoIL-12 are the first engineered exosomes to enter clinical development. We have multiple preclinical and discovery programs of our engEx exosomes that we are advancing either independently or through our strategic collaborations with Jazz Pharmaceuticals Ireland Limited, or Jazz, and Sarepta Therapeutics, Inc. or Sarepta.

We were incorporated and commenced operations in 2015. Since inception, we have devoted substantially all of our resources to developing our engEx Platform, our engEx product candidates and engEx exosomes, clinical and preclinical candidates; building our intellectual property portfolio, process development and manufacturing function; business planning; raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of our redeemable convertible preferred stock, our term loan facility with Hercules Capital, Inc., or Hercules, and our collaborations with Jazz and Sarepta, which are described below. As of September 30, 2020, we have raised an aggregate of $168.2 million through the issuance of our redeemable convertible preferred stock and convertible debt, net of issuance costs, $24.6 million from our term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 5,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses.

We have not generated any revenue from product sales and do not expect to do so for several years, and may never do so. We advanced our first two engEx product candidates, exoSTING and exoIL-12, into clinical trials in September 2020. All of our other engEx exosomes are still in preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our engEx product candidates. Since our inception, we have incurred significant losses, including a net loss of    $73.7 million for the nine months ended September 30,  2020. As of September 30, 2020, we had an accumulated deficit of $270.1 million. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	initiate and conduct clinical trials for exoSTING, exoIL-12 and any other engEx product candidates we identify and choose to develop;
•	continue our current research programs and preclinical development of our potential engEx product candidates;
•	seek to identify additional research programs and additional engEX product candidates;
•	further develop and expand the capabilities of our engEx Platform;
•

establish, operate and maintain in-house manufacturing capabilities, including of our own Phase 1/2 clinical manufacturing facility, and secure supply chain capacity sufficient to support our planned preclinical studies and early-stage clinical trials;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific, manufacturing and business development personnel;
•	acquire or in-license other biologically active molecules, potential engEX product candidates or technologies;
•	seek regulatory approvals for any engEx product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any engEx products for which we may obtain regulatory approval;
•

add operational, financial and management information systems and personnel, including personnel to support our product development and any future commercialization efforts, as well as to support our continued operations as a public company; and

•	take temporary precautionary measures to minimize the risk of COVID-19 to our employees, contractors and those who may participate in our studies.

We do not anticipate generating revenue from product sales for the foreseeable future, if ever, unless and until we successfully complete clinical development and obtain marketing approvals for our engEX product candidates. In addition, if we obtain marketing approval for any of our engEx product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our engEX product candidates or delay our pursuit of potential in-licenses or acquisitions.

Further, business interruptions resulting from the COVID-19 pandemic or similar public health crises could cause a significant disruption in the development of our engEX product candidates and our business operations. Securing the necessary approvals for new drugs requires the expenditure of substantial time and resources and any delay or failure to obtain such approvals could materially adversely affect our development efforts. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

 We expect that our existing cash and cash equivalents as of September 30, 2020 of $48.3 million, including the net proceeds from our IPO of $74.4 million, will enable us to fund our operating expenses and capital expenditure requirements into approximately mid-2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  See ‘‘—Liquidity and capital resources’’ for further information.

Financial operations overview

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for several years, if at all. If our development efforts for our current or future engEx product candidates are successful and result in marketing approval or additional collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from current or additional collaboration or license agreements.

In January 2019, we entered into a Collaboration and License Agreement with Jazz, pursuant to which we granted Jazz an exclusive, worldwide, royalty-bearing license to use our engEx Platform for the purposes of developing, manufacturing and commercializing exosome therapeutic candidates directed at up to five targets. In June 2020, we entered into a Research License and Option Agreement with Sarepta, pursuant to which we are receiving funding to conduct collaborative research and provide Sarepta with options to obtain exclusive licenses for exosome therapeutic candidates directed at up to five targets. For the foreseeable future, we expect substantially all of our revenue to be generated from our collaborations with Jazz and Sarepta and any other collaboration and license agreements we may enter into in the future. During the three and nine months ended September 30, 2020, we recognized $0.2 million and $0.5 million, respectively, of revenue related to our Collaboration and License Agreement with Jazz. As of September 30, 2020 and December 31, 2019, we had $55.1 million and $55.6 million, respectively, of deferred revenue with respect to our Collaboration and License Agreement with Jazz. During the three and nine months ended September 30, 2020, we recognized $0.8 million of revenue related to our Research License and Option Agreement with Sarepta. As of September 30, 2020, we had $9.2 million of deferred revenue in connection with the Research License and Option Agreement with Sarepta.

Operating expenses

Research and development expense

The nature of our business and primary focus of our activities generate a significant amount of research and development costs. Research and development expenses represent costs incurred by us for the following:

•	initiation of the clinical development of exoSTING in a Phase 1/2 clinical trial;
•	initiation of the clinical development of exoIL-12 in a Phase 1 clinical trial;
•	costs to develop our engEx Platform;

•	discovery efforts leading to the selection and advancement of engEx product candidates for clinical development;
•	preclinical development costs for our programs; and
•	costs to develop our manufacturing technology and infrastructure.

The costs above comprise the following categories:

•	personnel-related expenses, including salaries, benefits and stock-based compensation expense;
•	expenses incurred under agreements with third parties, such as contract research organizations, or CROs, that conduct our preclinical studies;
•	licensing costs;
•	costs of acquiring, developing and manufacturing materials for preclinical studies, including both internal manufacturing and third-party contract manufacturing organizations, or CMOs;
•	costs of outside consultants and advisors, including their fees, stock-based compensation and related travel expenses;
•	expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and
•	facilities, depreciation, amortization and other direct and allocated expenses incurred as a result of research and development activities.

Our primary focus of research and development since inception has been the development of our engEx Platform and our pipeline of engEx product candidates, including our initial product candidates, exoSTING and exoIL-12, and discovery programs. Our research and development costs consist of personnel costs, external costs, such as fees paid to CMOs, CROs, and consultants in connection with our clinical and preclinical studies and experiments, and other internal costs, including rent, depreciation and other miscellaneous costs. We do not allocate employee-related costs and other internal costs to specific research and development programs because these costs are used across all programs under development. We plan to present external research and development costs for any individual engEx product candidate when we advance that product candidate into clinical trials. As exoSTING and exoIL-12 entered clinical trials in September 2020, we have presented our research and development costs for exoSTING and exoIL-12 below.

The following table reflects our research and development expenses for each period presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
	(In thousands)
exoSTING	$18,676	$4,451	$21,365	$11,903
exoIL-12	430	528	2,935	793
engEx Platform	3,123	3,503	11,738	9,505
Personnel-related (including stock-based compensation)	5,635	5,350	16,242	13,416
Other research and development expenses	2,776	2,714	8,373	6,177
Total research and development expenses	$30,640	$16,546	$60,653	$41,794

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we conduct clinical trials for our lead engEx product candidates, exoSTING and exoIL-12, continue to discover and develop additional engEx product candidates, continue to build manufacturing capabilities, enhance our engEx Platform, expand into additional therapeutic areas and incur expenses associated with hiring additional personnel to support our research and development efforts.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our engEx product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our engEx product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our engEx product candidates;
•	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
•	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations;
•	our ability to add and retain key research and development personnel;
•	our ability to establish an appropriate safety profile with IND-enabling toxicology and other preclinical studies;
•	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression, as applicable, of our engEX product candidates;
•	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our engEx product candidates are approved;
•	our ability to maintain our collaborative arrangements with Jazz and Sarepta and earn milestone payments thereunder;
•	the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our engEX product candidates if and when approved;
•	our receipt of marketing approvals from applicable regulatory authorities; and
•	the continued acceptable safety profiles of any engEx product following approval.

A change in any of these variables with respect to the development of any of our engEX product candidates would significantly change the costs, timing and viability associated with the development of that engEX product candidate.

General and administrative expense

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. These costs relate to the operation of the business unrelated to the research and development function or any individual program.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our engEX product candidates, if approved. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Interest income

Interest income consists of interest income earned from our cash, cash equivalents and investments.

Interest expense

Interest expense consists of interest expense incurred from our term loan facility with Hercules.

Other income

Other income primarily consists of the amortization of purchased premiums and discounts associated with our investments and sublease income under the sublease of a portion of our 35 CambridgePark Drive office and laboratory space that commenced in May 2020.

Income taxes

Since our inception in 2015, we have not recorded any US federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had federal and state net operating loss carryforwards of $78.3 million and $80.0 million, respectively, which may be available to offset future taxable income. During the year ended December 31, 2019, we generated a federal net operating loss of $41.9 million, which has an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and our state net operating loss carryforwards would begin to expire in 2035. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $5.8 million and $2.7 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017, or the TCJA. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the TCJA. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to our income tax provision for the nine months ended September 30, 2020, or net deferred tax assets as of September 30, 2020 since we have not recorded any US federal or state income tax benefits for the net losses incurred in any period due to our uncertainty of realizing a benefit from those items.

Results of operations

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$954	$151	$1,275	$238
Total revenue	954	151	1,275	238
Operating expenses:
Research and development	30,640	16,546	60,653	41,794
General and administrative	5,342	4,835	13,933	16,786
Total operating expenses	35,982	21,381	74,586	58,580
Loss from operations	(35,028)	(21,230)	(73,311)	(58,342)
Other income (expense):
Interest income	4	344	246	1,145
Interest expense	(607)	(3)	(1,196)	(3)
Other income	338	226	553	878
Total other income (expense), net	(265)	567	(397)	2,020
Net loss	$(35,293)	$(20,663)	$(73,708)	$(56,322)

Comparison of the three months ended September 30, 2020 and 2019

Collaboration revenue

Collaboration revenue increased by approximately $0.8 million from $0.2 million for the three months ended September 30, 2019 to $1.0 million for the three months ended September 30, 2020. This increase was primarily due to an increase in collaboration revenue driven primarily by activities in connection with our collaboration with Sarepta. The agreement with Sarepta was executed in June 2020.

Research and development expense

The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019	$
exoSTING	$18,676	$4,451	$14,225
exoIL-12	430	528	(98)
engEx Platform	3,123	3,503	(380)
Personnel-related (including stock-based compensation)	5,635	5,350	285
Other research and development expenses	2,776	2,714	62
Total research and development expenses	$30,640	$16,546	$14,094

Research and development expenses increased $14.1 million from $16.5 million for the three months ended September 30, 2019 to $30.6 million for the three months ended September 30, 2020.

The increase in research and development expenses was primarily attributable to the following:

•

$14.2 million increase in expenses incurred to advance exoSTING, driven primarily by a milestone payment of $17.7 million triggered under our license agreement with Kayla Therapeutics in September 2020 and an increase of $0.7 million in CRO costs for our clinical programs, partially offset by decreases of $3.4 million in manufacturing costs, a $0.4 million decrease in preclinical study expenses costs and a $0.2 million decrease in laboratory costs;

•	$0.3 million increase in personnel-related costs driven by an increase in headcount;

•	$0.1 million increase in other research and development costs, including rent, depreciation and other miscellaneous costs.
•

$0.4 million offsetting decrease in costs related to our engEx Platform driven primarily by a $0.8 million decrease in platform-related preclinical study expenses, partially offset by a $0.3 million increase in manufacturing costs related to our preclinical and discovery programs; and

•	$0.1 million offsetting decrease in expenses incurred to advance exoIL-12, driven primarily by a decrease in manufacturing costs.

General and administrative expense

The following table summarizes our general and administrative expenses for each period presented, along with the changes in those items (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019	$
Personnel-related (including stock-based compensation)	$2,811	$2,870	$(59)
Professional fees	1,776	1,150	626
Facility-related and other general and administrative expenses	755	815	(60)
Total general and administrative expenses	$5,342	$4,835	$507

General and administrative expenses increased $0.5 million from $4.8 million for the three months ended September 30, 2019 to $5.3 million for the three months ended September 30, 2020.

The increase in general and administrative expenses was primarily attributable to the following:

•	$0.6 million increase in professional fees, driven primarily by increases in legal and accounting services;
•	$0.1 million offsetting decrease in personnel-related costs due to decreased stock-based compensation expense; and
•	$0.1 million offsetting decrease in facility-related and other general business expenses.

Interest income

Interest income decreased $0.3 million from $0.3 million for the three months ended September 30, 2019 to less than $0.1 million for the three months ended September 30, 2020. The decrease in interest income was primarily driven by the maturity of all of our investments in April 2020.

Interest expense

Interest expense increased $0.6 million from less than $0.1 million for the three months ended September 30, 2019 to $0.6 million for the three months ended September 30, 2020. The increase was driven by our borrowings under the term loan facility we entered into with Hercules in September 2019 with an initial advance of $10.0 million, as well as an additional draw down on the facility of $15.0 million in July 2020.

Other income

Other income increased by $0.1 million from $0.2 million for the three months ended September 30, 2019 to $0.3 million for the three months ended September 30, 2020. The increase in other income was driven by rental income received from our sublease, partially offset by a reduction in the amortization of purchased premiums and discounts associated with our investments as a result of the maturity of all of our investments in April 2020.

Comparison of the nine months ended September 30, 2020 and 2019

Collaboration revenue

Collaboration revenue increased by approximately $1.1 million from $0.2 million for the nine months ended September 30, 2019 to $1.3 million for the nine months ended September 30, 2020. This increase was primarily due to an increase in collaboration revenue driven primarily by activities in connection with our collaboration with Sarepta. The agreement with Sarepta was executed in June 2020.

Research and development expense

The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019	$
exoSTING	$21,365	$11,903	$9,462
exoIL-12	2,935	793	2,142
engEx Platform	11,738	9,505	2,233
Personnel-related (including stock-based compensation)	16,242	13,416	2,826
Other research and development expenses	8,373	6,177	2,196
Total research and development expenses	$60,653	$41,794	$18,859

Research and development expenses increased $18.9 million from $41.8 million for the nine months ended September 30, 2019 to $60.7 million for the nine months ended September 30, 2020.

The increase in research and development expenses was primarily attributable to the following:

•

$9.5 million increase in expenses incurred to advance exoSTING, driven primarily by a milestone payment of $17.7 million triggered under our license agreement with Kayla Therapeutic in September 2020 and a $1.3 million increase in CRO costs, partially offset by a $8.4 million decrease in manufacturing costs, a $0.7 million decrease in preclinical study expenses, and a $0.6 million decrease in laboratory expenses;

•	$2.8 million increase in personnel-related costs driven by an increase in headcount; and
•

$2.2 million increase in costs related to our engEx Platform driven primarily by a $4.4 million increase in manufacturing costs related to our preclinical and discovery programs, offset in part by $1.2 million of decreased laboratory expenses due to a temporary shutdown in our labs during the COVID-19 pandemic and a $1.3 million decrease in other platform-related preclinical study and collaboration expenses;

•	$2.2 million increase in other research and development costs, including rent, depreciation and other miscellaneous costs, primarily due to occupying our new facilities; and
•

$2.1 million increase in expenses incurred to advance exoIL-12, driven primarily by a $0.6 million increase in manufacturing costs, a $0.9 million increase in preclinical study expenses, and a $0.7 million increase in CRO costs.

General and administrative expense

The following table summarizes our general and administrative expenses for each period presented, along with the changes in those items (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019	$
Personnel-related (including stock-based compensation)	$7,689	$7,587	$102
Professional fees	4,087	6,916	(2,829)
Facility-related and other general and administrative expenses	2,157	2,283	(126)
Total general and administrative expenses	$13,933	$16,786	$(2,853)

General and administrative expenses decreased $2.9 million from $16.8 million for the nine months ended September 30, 2019 to $13.9 million for the nine months ended September 30, 2020.

The decrease in general and administrative expenses was primarily attributable to the following:

•	$2.8 million decrease in professional fees, driven primarily by decreases in legal and accounting services incurred in connection with our withdrawn common stock offering in July 2019;
•	$0.1 million decrease in facility-related and other general business expenses; and
•	$0.1 million offsetting increase in personnel-related costs due to increased headcount.

Interest income

Interest income decreased $0.9 million from $1.1 million for the nine months ended September 30, 2019 to $0.2 million for the nine months ended September 30, 2020. The decrease in interest income was primarily driven by the maturity of all of our investments in April 2020.

Interest expense

Interest expense increased $1.2 million from less than $0.1 million for the nine months ended September 30, 2019 to $1.2 million for the nine months ended September 30, 2020. The increase was driven by our borrowings under the term loan facility we entered into with Hercules in September 2019 with an initial advance of $10.0 million, as well as an additional draw down on the facility of $15.0 million in July 2020.

Other income

Other income decreased by $0.3 million from $0.9 million for the nine months ended September 30, 2019 to $0.6 million for the nine months ended September 30, 2020. The decrease in other income was primarily driven by a reduction in the amortization of purchased premiums and discounts associated with our investments, as a result of the maturity of all of our investments in April 2020, partially offset by the receipt of rental income from our sublease.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our engEx product candidates, which are in various phases of early-stage and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through September 30, 2020 with aggregate net proceeds of $168.2 million from sales of our redeemable convertible preferred stock, net of issuance costs, $24.6 million from our term loan facility Hercules, net of issuance costs, and $66.0 million received from our collaborations with Jazz and Sarepta. As of September 30, 2020, we had cash and cash equivalents of $48.3 million. On October 16, 2020, we completed our IPO for net proceeds of $74.4  million, after deducting underwriting discounts and commissions and other offering expenses.

Hercules Loan Agreement

On September 30, 2019, or the Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million, or the Term Loan Facility, is available to us in four tranches, subject to certain terms and conditions. The first tranche of $10.0 million was advanced to us on the Closing Date and an additional $15.0 million under the first tranche was drawn down in July 2020. Upon satisfaction of certain liquidity and clinical milestones, the second tranche is available under the Term Loan Facility, which allows us to borrow an additional amount of up to $10.0 million through March 31, 2021. Upon satisfaction of certain additional clinical milestones, the third tranche is available under the Term Loan Facility, which allows us to borrow an additional amount up to $10.0 million through June 30, 2021. The fourth tranche, which allows us to borrow an additional amount up to $30.0 million, will be available upon Hercules’ approval on or prior to December 15, 2021.

Advances under the Term Loan Facility bear interest at a rate equal to the greater of (i) 9.00% plus the prime rate less 5.25% and (ii) 9.00%. We will make interest only payments through April 1, 2022. The interest only period may be extended to November 1, 2022 upon satisfaction of certain milestones. Following the interest only period, we will repay the principal balance and interest of the advances in equal monthly installments through October 1, 2024.

We may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge equal to (i) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Closing Date; (ii) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Closing Date; and (iii) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Closing Date.

Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, we will pay, in addition to any prepayment premium, an end of term charge of 5.5% of the aggregate funded amount under the Term Loan Facility. With respect to the total outstanding principal under the first tranche, an end of term charge of $1.4 million will be payable upon any prepayment or repayment. To the extent that we are provided additional advances under the Term Loan Facility, the 5.5% end of term charge will be applied to any such additional amounts.

The Term Loan Facility is secured by a lien on substantially all of our assets, other than our intellectual property. We have agreed to not pledge or grant a security interest on our intellectual property to any third party. The Term Loan Facility also contains customary covenants and representations, including a liquidity covenant whereby we are obligated to maintain, in an account covered by Hercules’ account control agreement, an amount equal to the lesser of: (i) 110% of the amount of our obligations under the Term Loan Facility and (ii) our then existing cash and cash equivalents; a financial reporting covenant; and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, the following: (i) any failure by us to make any payments of principal or interest under the Loan Agreement, (ii) any breach or default in the performance of any covenant under the Loan Agreement, (iii) the occurrence of a material adverse effect, (iv) any making of false or misleading representations or warranties in any material respect, (v) our insolvency or bankruptcy, (vi) certain attachments or judgments on our assets or (vii) the occurrence of any material default under certain of our agreements or obligations involving indebtedness. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

Historical cash flows

The following table provides information regarding our cash flows for each period presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(29,491)	$12,917
Investing activities	53,172	(4,602)
Financing activities	13,975	9,821
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,656	$18,136

Operating activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

During the nine months ended September 30, 2020, operating activities used $29.5 million of cash, primarily due to a net loss of $73.7 million, partially offset by non-cash charges of $5.0 million for stock-based compensation, $3.1 million for depreciation, $2.7 million for common stock earned by Kayla Therapeutics in connection with our license agreement, and $0.3 million for non-cash interest expense. Additionally, changes in our operating assets and liabilities primarily consisted of a $11.0 million increase in our operating lease liabilities, a $1.0 million decrease related to our operating lease right-of-use assets, a $8.7 million increase in deferred revenue, a $10.5 million net increase in accounts payable and accrued expenses and a $2.1 million net decrease in prepaid expenses and other current assets. The net change in our prepaid expenses, accounts payable and accrued expenses was due to the timing of payments, including a $15.0 million cash milestone payment due to Kayla Therapeutics remaining in accrued expenses as of September 30, 2020. The change in our deferred revenue was due to proceeds from our license and option agreement with Sarepta. The change in our operating lease liabilities and operating lease right-of-use assets were driven by our 4 Hartwell Place and 35 CambridgePark Drive leases and lease incentive payments of $12.9 million received in the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, operating activities provided $13.0 million of cash. Cash from operating activities was primarily driven by a net loss of $56.3 million, offset by non-cash charges of $4.9 million for stock-based compensation, $1.8 million for depreciation, and $0.3 million for redeemable convertible preferred stock earned by MD Anderson Cancer Center, or MDACC, in connection with our sponsored research agreement, or SRA, with MDACC; these non-cash charges were partially offset by $0.9 million for accretion of investments. Additionally, changes in our operating assets and liabilities primarily consisted of a $55.8 million increase in deferred revenue driven by a $56.0 million upfront cash payment received under the Jazz collaboration agreement, a $6.9 million increase in accounts payable and accrued expenses and a $3.6 million increase in deferred rent, partially offset by a $3.0 million increase in prepaid expenses and other current assets. The net change in our prepaid expenses, accounts payable and accrued expenses was due to the timing of payments while the increase in deferred rent was primarily attributable to the timing and amount of payments under two new leases for office, laboratory, and manufacturing space which were executed in March 2019.

Investing activities

During the nine months ended September 30, 2020, net cash provided by investing activities was $53.2 million, consisting of maturities of short-term investments of $73.1 million, partially offset by $19.9 million for purchases of property and equipment to outfit our new office, laboratory and manufacturing spaces. During the nine months ended September 30, 2019, net cash used in investing activities was $4.6 million, consisting of $3.5 million for purchases of property and equipment and $108.1 million for purchases of investments, partially offset by maturities of short-term investments of $107.0 million.

Financing activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $14.0 million, consisting of $15.0 million in proceeds from an advance drawn down on our long-term debt, partially offset by $1.2 million paid for IPO costs. During the nine months ended September 30, 2019, net cash provided by financing activities was $9.7 million, consisting primarily of proceeds from the issuance of our long-term debt with Hercules.

Plan of operation and future funding requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance our clinical trials of exoSTING and exoIL-12 and our preclinical activities for our engEx development programs. In addition, we expect to incur additional costs associated with operating as a public company now that we have completed our IPO. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we expect our cash and cash equivalents as of September 30, 2020, together with the net proceeds from our IPO that we received in October 2020, will enable us to fund our operating expenses and capital expenditure requirements to the middle of 2022. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of our engEx Platform, exoSTING, exoIL-12, exoASO-STAT6 and other engEx development programs, and because the extent to which we may receive payments under our existing collaboration agreements or enter into collaborations with third parties for development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•	the rate of progress in the development of our engEx Platform, engEx product candidates and development programs;
•	the scope, progress, results and costs of preclinical studies and clinical trials for any engEx product candidates and development programs;
•	the number and characteristics of programs and technologies that we develop or may in-license;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•

the costs necessary to obtain regulatory approvals, if any, for any approved products in the US and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where any such approval is obtained;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the continuation of our existing strategic collaborations and licensing arrangements and entry into new collaborations and licensing arrangements;
•	the costs we incur in maintaining business operations;
•	the costs associated with being a public company;
•	the revenue, if any, received from commercial sales of our engEx product candidates for which we receive marketing approval;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our engEx product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially result in dilution to the holders of our common stock.

If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual obligations

The following table summarizes our contractual obligations as of September 30, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)(2)	$61,301	$5,901	$12,339	$13,091	$29,970
License agreement obligations(3)	15,000	15,000	—	—	—
Long-term debt obligations(4)	25,000	—	13,436	11,564	—
Total	$101,301	$20,901	$25,775	$24,655	$29,970

(1)

On March 5, 2019, we entered into a non-cancelable property lease for 18,707 square feet of manufacturing space in Lexington, Massachusetts. The lease term commenced in July 2019 and is expected to end in December 2029. We have the option to extend the lease twice, each for a five-year period, at market-based rent. We intend to fully occupy the space in late-2020. Included in the table above are the future lease payments, which exclude operating expenses and real estate taxes. Lease payments began in January 2020 and are expected to be approximately $0.2 million remaining in 2020, $0.9 million in each of 2021 and 2022, $1.0 million in each of 2023 and 2024, and $5.4 million thereafter. The landlord will contribute a total of up to $1.3 million toward the cost of tenant improvements. We were required to provide a $0.4 million security deposit, which we provided in the form of a letter of credit in the favor of the landlord. These amounts are excluded from the table above.

(2)

On March 22, 2019, we entered into a non-cancelable property lease for 68,258 square feet of office and laboratory space in Cambridge, Massachusetts. The lease term commenced upon execution of the lease on March 26, 2019 and is expected to end in November 2029. We have the option to extend the lease once for a 10-year period at market-based rent. We occupied the space in February 2020 as our new corporate headquarters. Included in the table above are the future lease payments, which exclude operating expenses and real estate taxes. Lease payments began in November 2019 and are expected to be approximately $1.2 million remaining in 2020, $5.0 million in 2021, $5.2 million in 2022, $5.3 million in 2023, $5.5 million in 2024 and $29.6 million thereafter. The landlord will contribute a total of up to $12.3 million toward the cost of tenant improvements. We were required to provide a $3.7 million security deposit, which we provided in the form of a letter of credit in the favor of the landlord. These amounts are excluded from the table above.

(3)

The first milestone under the Kayla License Agreement occurred upon the first dosing of a licensed product to the first subject in a Phase 1/2 clinical trial for exoSTING in September 2020. Upon the achievement of the milestone, the Company was obligated to make a nonrefundable cash payment of $15.0 million and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the nonrefundable cash milestone payment of $15.0 million was accrued as of September 30, 2020. The cash payment was made in October 2020.

(4)

On September 30, 2019, we entered into the Hercules Loan Agreement pursuant to which we may receive advances in four separate tranches based on specified terms and provisions, of up to an aggregate principal amount of $75.0 million. As of September 30, 2020, we received advances under the first tranche totaling $25.0 million and paid issuance costs of $0.5 million. We are obligated to pay interest-only payments through April 1, 2022 at a rate equal to the greater of (i) 9.0% plus the prime rate as reported in the Wall Street Journal less 5.25% and (ii) 9.0%. The interest only period may be extended to November 1, 2022 upon satisfaction of certain milestones. Thereafter, we are obligated to make principal payments in equal monthly installments expected to total approximately $6.1 million in 2022, $9.9 million in 2023, and $9.0 million in 2024, with final payment due in October 2024. The amounts above reflect only the scheduled minimum principal payments due for our outstanding advances of $25.0 million under the term loan. We may prepay in whole or in part amounts due under the term loan at any time subject to a prepayment charge.

Commencing on May 18, 2020, we entered into a sublease for 23,280 square feet of our leased space in Cambridge, Massachusetts. The term of the sublease is two years with one option to extend for one year at the sublessee’s option at a rate equal to the greater of (i) an increase of 3% of the annual rent owed by the sublessee in year two and (ii) market rent for the subleased premises. Cash receipts under the sublease are expected to be approximately $0.3 million, $1.3 million and $0.5 million for the years ended December 31, 2020, 2021 and 2022, respectively, excluding reimbursement for a ratable portion of operating expenses. We remain jointly and severally liable under the terms of the head lease and therefore present the cash payments, inclusive of our obligation under the head lease for the subleased premises, in the table above. As such, the operating lease commitments in the table above do not include the expected cash receipts under the sublease.

We have a license agreement with MDACC under which, pursuant to exclusive license rights granted to us under certain patents owned or co-owned by MDACC, we are obligated to pay milestone payments upon the achievement of development and regulatory milestones and the execution of sublicenses for qualifying products covered by rights granted under the agreement. MDACC is eligible to receive, on a product-by-product basis, milestone payments upon the achievement of development and regulatory milestones totaling up to $2.4 million for diagnostic products and up to $9.5 million for therapeutic products. Under this agreement, we may also be obligated to pay royalty payments on commercial products, on a product-by-product basis. Due to the variable and contingent nature of these payments, they are excluded from the table above as they are not fixed and estimable. We may terminate the license for convenience upon 180 days prior written notice to MDACC. The license automatically terminates upon our bankruptcy, if we challenge the validity or enforceability of any of the licensed patent rights, or our failure to make a number of payments in a timely manner over a specified period of time. Additionally, MDACC may terminate the license for our breach subject to certain specified cure periods.

We have a license agreement with Kayla, pursuant to which we obtained a co-exclusive worldwide, sublicensable license, under certain patent rights and to related know-how and methods to research, develop, manufacture and commercialize compounds and products covered by such patent rights in all diagnostic, prophylactic and therapeutic uses. Such license rights include certain exclusive rights to the STING agonist compound in our exoSTING product candidate. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize products under the licensed patent rights, and are obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of our common stock upon the achievement of specified clinical and regulatory milestones. The first milestone was achieved upon the first dosing of exoSTING to the first subject in a Phase 1/2 clinical trial in September 2020. Upon the achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was accrued as of September 30, 2020. In addition, we are required to pay Kayla a percentage of the payments that we receive from sublicensees of the rights licensed to us by Kayla, excluding any royalties. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. We do not include these variable and contingent payments in the table above as they are not fixed and estimable. We may terminate the license agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. We or Kayla may terminate the license agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof.

We have agreements with certain vendors for various services, including services related to preclinical operations and support, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. We do not include these payments in the table above as they are not fixed and estimable.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the US, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from our estimates.

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, and dated October 13, 2020 in connection with our IPO, or the IPO Prospectus, the notes to our audited financial statements appearing in the IPO Prospectus and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting policies and estimates through September 30, 2020 from those discussed in the IPO Prospectus.

Emerging growth company and smaller reporting company status

In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. As an emerging growth company, or EGC, under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to avail ourselves of the exemption regarding the timing of the adoption of accounting standards and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not EGCs.

We will remain classified as an EGC until the earlier of: (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of our IPO, (iii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years, or (iv) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates.

We are also a “smaller reporting company” and may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate fluctuation risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of US interest rates, particularly because our cash equivalents are primarily invested in short-term US Treasury obligations, and our Term Loan Facility bears interest at a variable rate.

Given the short-term nature of the instruments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our portfolio or on our financial position or results of operations. The Company’s investments fully matured in April 2020.

Our Term Loan Facility bears interest at a rate equal to the greater of (i) 9.0% plus the prime rate as reported in the Wall Street Journal less 5.25% and (ii) 9.0%. Accordingly, increases in such prime rate could increase our interest payments under the Term Loan Facility. An increase of 100 basis points in the interest rate of the Term Loan Facility would not have a material impact on our financial position or results of operations.

Foreign currency fluctuation risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2020 or 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” section of this Quarterly Report on Form 10-Q before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our financial position and need for additional capital

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and/or become commercially viable. We initiated our clinical trials for our initial engEx product candidates, exoSTING and exoIL-12, in September 2020. We have no products approved for commercial sale and we have not yet demonstrated an ability to successfully conduct or complete clinical trials, to manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Engineering exosomes to become potential therapeutics is a novel therapeutic approach and no products based on exosomes have been approved to date in the United States, or the US, or the European Union, or the EU. We have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2015. For the year ended December 31, 2019 and the nine months ended September 30, 2020, we reported net losses of $78.0 million and $73.7 million, respectively. As of September 30, 2020, we had an accumulated deficit of $270.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future and we expect these losses to increase as we continue our research and development, advance certain product candidates into preclinical studies and clinical trials and, if clinical development is successful, seek regulatory approvals for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•	advance our initial engEx product candidates, exoSTING and exoIL-12, through clinical trials;
•	continue our current research programs and preclinical development of potential engEx product candidates;
•	further develop our proprietary exosome engineering and manufacturing platform, or our engEx Platform;
•	seek to identify additional research programs and product candidates;
•	initiate clinical trials for any engEx product candidates we identify and choose to develop;
•

expand our in-house manufacturing capabilities, including the operation and maintenance of our Phase 1/2 clinical manufacturing facility and secure supply chain capacity sufficient to support our planned preclinical studies and clinical trials;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific, manufacturing and business development personnel;
•	acquire or in-license other biologically active molecules, potential product candidates or technologies;
•	seek regulatory approvals for any engEx product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any engEx products for which we may obtain regulatory approval; and
•

add operational, financial and management information systems and personnel, including personnel to support our product development and any future commercialization efforts, as well as to support our transition to a public company.

To become and remain profitable, we or any current or future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Even if we succeed in commercializing one or more of our engEx product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development, preclinical studies and clinical trials of engEx exosomes, enhance the capabilities of our engEx Platform, operate and maintain our own Phase 1/2 clinical manufacturing facility, seek regulatory approvals for our product candidates and launch and commercialize any products for which we receive regulatory approval. As of September 30, 2020, we had $48.3 million of cash and cash equivalents. Based on our current operating plan, we expect our cash and cash equivalents as of September 30, 2020, together with the net proceeds from our IPO that we received in October 2020, will enable us to fund our operating expenses and capital expenditure requirements to approximately the middle of 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect and we will in any event require additional capital in order to complete clinical development of any of our current engEx product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our engEx Platform, engEx product candidates and development programs is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our engEx product candidates and development programs;
•	the clinical development plans we establish for our engEx product candidates;
•	the number and characteristics of product candidates that we develop or may in-license;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the success of any collaborations that we may establish and of our license agreements;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

•

the outcome, timing and cost of meeting regulatory requirements established by the US Food and Drug Administration, or FDA, the Medicines and Healthcare Products Regulatory Agency, or MHRA, and other regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property and proprietary rights;
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the effect of competing technological and market developments;
•	the costs of establishing, operating and maintaining our clinical manufacturing facility and supply chain for the development and manufacture of our product candidates;
•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

•	our ability to establish and maintain healthcare coverage and adequate reimbursement from third-party payors for any approved products.

We do not have any committed external source of funds or other support for our development and commercialization efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Additional proceeds available to us under our Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, are conditioned on satisfaction of liquidity and clinical milestones, which may never occur. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable, or on terms that are less favorable than may otherwise be available, or relinquish or license our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves.

As a result of our recurring losses from operations and recurring negative cash flows from operations, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively. If we are unable to obtain funding or raise additional capital in sufficient amounts, on terms acceptable to us or on a timely basis, we may have to significantly delay, scale back or discontinue one or more of our research or development programs or be unable to expand our operations or otherwise capitalize on business opportunities, as desired. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.

We are a clinical-stage company and initiated clinical trials of our initial engEx product candidates in September 2020. We were formed in 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

All of our programs require additional preclinical research and development, clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and/or significant marketing efforts before we generate any revenue from product sales. Other programs of ours require additional discovery research and then preclinical development. In addition, our product candidates must be approved for marketing by the FDA or other health regulatory agencies before we may commercialize any product. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our limited operating history, particularly in light of the nascent exosome therapeutics field, may make it difficult to evaluate our technology and industry and predict our future performance. Though several groups have conducted or are conducting proof of principle studies of therapeutic candidates based on natural exosomes, in most cases, these studies used exosomes secreted from producer cells that were partially purified and administered without further modification. As a result, the relevance of those studies to the evaluation of product candidates developed using our engEx Platform, which generates engineered exosomes, may be difficult to ascertain. Our short history as an operating company and novel therapeutic approach make any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

In addition, as an early-stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our engEx product candidates, we will need to transition from a company with a research focus to a company capable of supporting clinical development and if successful, commercial activities. We may not be successful in such a transition.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this filing. In its report accompanying our audited financial statements for the years ended December 31, 2018 and 2019, our independent registered public accounting firm included an explanatory paragraph stating that, among other factors, our recurring net losses and accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. The perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors, suppliers and employees. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements and it is likely that our investors will lose all or a part of their investment.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of September 30, 2020, we had $25.0 million of outstanding borrowings under the Hercules Loan Agreement. Advances bear interest at a rate equal to the greater of (i) 9.00% plus the prime rate less 5.25% and (ii) 9.00%. We are required to make interest only payments through April 1, 2022. The interest only period may be extended to November 1, 2022 upon satisfaction of certain milestones. Following the interest only period, we are required to repay the principal balance and interest of the advances in equal monthly installments through October 1, 2024. Subject to certain conditions set forth in the Hercules Loan Agreement, we may borrow up to an additional $50.0 million, or $75.0 million in aggregate principal amount. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Hercules.

Our outstanding indebtedness, including any additional indebtedness beyond our borrowings from Hercules, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•

requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, engEx Platform and product candidate development and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Hercules Loan Agreement or any other debt instruments. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due. For example, the affirmative covenants under our existing credit facility require us to, among other things, maintain unrestricted cash and cash equivalents in a control account equal to or greater than the lesser of 110% of all outstanding amounts under the credit facility (inclusive of any prepayment charge and end of term charge that would be due and payable if the outstanding loans were prepaid at the time of measurement) plus the amount of our company’s and our subsidiaries’ accounts payable that have not been paid within 90 days from the invoice date and 100% of the cash and cash equivalents of our company and our wholly-owned subsidiary, Codiak Security Corporation. Under the Hercules Loan Agreement, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and Hercules accelerates the amounts due, we may not be able to make accelerated payments and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had US federal and state net operating loss carryforwards of $78.3 million and $80.0 million, respectively, some of which begin to expire in 2035. As of December 31, 2019, we also had US federal and state research and development tax credit carryforwards of $5.8 million and $2.7 million, respectively, which begin to expire in 2035 and 2031, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. US federal and certain state net operating losses generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal net operating losses generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security Act, federal net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal net operating losses is limited to 80% of our taxable income in such taxable year.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least five percent of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing federal and state NOLs and our existing research and development credits may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating US federal and state taxable income. As described above, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the US federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

Risks related to our business, technology and industry

We are very early in our development efforts. While we initiated our first clinical trials of our initial engEx product candidates in September 2020, the remainder of our engEx Platform is still in preclinical development and it could be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have focused our research and development efforts to date on enhancing the capabilities of our engEx Platform, advancing our engEx product candidates through preclinical development towards clinical trials, initiating clinical trials for our lead product candidates, exoSTING and exoIL-12, working to industrialize engineered exosome manufacturing and identifying our initial targeted cell types, disease indications and preferred routes of administration. Our future success depends heavily on the successful development of our engEx Platform and engEx product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable or unlikely to receive marketing approval. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

We advanced our first two engEx product candidates, exoSTING and exoIL-12, into clinical development in September 2020 and expect to advance additional product candidates into clinical development in the future. Commencing clinical trials is subject to clearance by the FDA or other regulatory authorities of our investigational new drug applications, or INDs, or other similar applications in foreign countries and finalizing the trial designs based on discussions with the FDA and other regulatory authorities. In the event that the FDA or other regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other requests from the FDA or other regulatory authorities, the commencement of clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our preclinical studies, trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. Prior to commencing any clinical trials we will also have to obtain approval from the Institutional Review Board, or IRB, or ethics committee for each of the institutions at which we plan to conduct our clinical trials. Moreover, our clinical trial results may show our engEx product candidates to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoints) or have unacceptable side effects or toxicities.

Our product candidates will require additional preclinical and clinical development, regulatory and marketing approval in multiple jurisdictions, obtaining sufficient manufacturing capacity and expertise for both clinical development and commercial production and substantial investment and significant commercialization efforts before we generate any revenue from product sales. Our product candidates must be approved for marketing by the FDA or certain other regulatory agencies, including the MHRA, before we may commercialize our product candidates.

The success of our current and future engEx product candidates will depend on some or all of the following factors:

•	successful completion of preclinical studies;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	entry into collaborations to further the development of our product candidates;

•	INDs or clinical trial applications, or CTAs, being cleared such that our product candidates can commence clinical trials;
•	successful initiation of, enrollment in and completion of clinical trials;
•	successful data from our clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt of regulatory and marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
•

successful development of our internal manufacturing processes and transfer, where applicable, from our reliance on contract manufacturing organizations, or CMOs, to our own manufacturing facility, or from our own manufacturing facility to CMOs or the facilities of collaboration partners;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our product candidates and their therapeutic uses, if and when approved, by patients, the medical community and third-party payors;
•	effective competition with other therapies and treatment options;
•	establishment and maintenance of healthcare coverage and adequate reimbursement from third-party payors for any approved products;
•	enforcement and defense of intellectual property rights and claims;
•	maintenance of a continued acceptable safety profile of the product candidates following approval; and
•	achieving desirable medicinal properties for the intended indications.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Our business is highly dependent on the success of our initial engEx product candidates, exoSTING and exoIL-12, targeting cancer. All of our engEx product candidates and development programs will require significant additional development before we can seek regulatory approval for and launch a product commercially.

Our business and future success is highly dependent on our ability to initiate and complete clinical trials and to obtain regulatory approval of and then successfully launch and commercialize our initial engEx product candidates, exoSTING and exoIL-12, and others that may be selected from our development programs.

Our clinical trials may experience complications or delays surrounding trial execution, such as complexities surrounding regulatory acceptance of an IND or CTA, trial design and establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, delays due to the COVID-19 pandemic or safety issues. Any such complications or delays could impact the conduct of our clinical trials and our ability to complete them in a timely manner or at all, which in turn could delay and/or negatively impact the regulatory review and approval of our product candidates.

Our lead product candidates, exoSTING and exoIL-12, are being developed to address solid tumors and we initiated clinical trials for both product candidates in September 2020. We are highly dependent on the success of these and future clinical trials, the outcomes of which are uncertain. The FDA and other regulatory authorities, such as the MHRA, may disagree with our clinical trial design, may change the requirements for advancement or approval even after it has reviewed and commented on the design of our trials. As a result, the FDA or other regulatory authorities could require us to conduct additional preclinical studies or clinical trials, which could result in delays and significant additional costs, all of which could jeopardize our ability to successfully develop our product candidates.

All of our engEx exosomes are in varying stages of early development and will require additional preclinical and/or clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all. In addition, because exoSTING and exoIL-12 are our most advanced engEx product candidates, if either exoSTING or exoIL-12 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our engEx Platform could be greatly diminished and our development plans and business would be significantly harmed.

Our engEx product candidates are based on a novel therapeutic approach, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Using exosome technology to develop product candidates is a relatively new therapeutic approach and no products based on exosomes have been approved to date in the US, the United Kingdom, or the UK, or the European Union, or the EU. As such it is difficult to accurately predict the developmental challenges we may face for our engEx product candidates as they proceed through development. In addition, because we are just commencing clinical trials with our first engEx product candidates, we have not yet been able to assess safety in humans and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development and we cannot predict whether the application of our engEx Platform, or any similar or competitive exosome technologies, will result in the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our engEx Platform, exosome therapeutics or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the MHRA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. No products based on exosomes have been approved to date by regulators. As a result, the regulatory approval process for product candidates such as ours is uncertain, and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the US, the UK, the EU or other regions of the world or how long it will take to commercialize our product candidates. Delay or failure to obtain or unexpected costs in obtaining the regulatory approvals necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue and our business, financial condition, results of operations and prospects may be harmed.

Development of new therapeutics involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs, fail to replicate the positive results from our earlier preclinical studies or experience delays in completing or ultimately be unable to complete, the development and commercialization of any product candidates.

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans. All of our engEx product candidates and exosomes are in early stages of development and thus their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our filed and planned INDs in the US, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Clinical trials are expensive, difficult to design and implement and can take many years to complete and their outcome is inherently uncertain. Failure can occur at any time during, or even after, the clinical trial process and our ongoing and future clinical results may not be successful. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful and a clinical trial can fail at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Successful completion of clinical trials is a prerequisite to submitting a Biologics License Application, or BLA, to the FDA and similar marketing applications to other regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will be completed on schedule, if at all.

We may experience delays in initiating or completing clinical trials and preclinical studies. We also may experience numerous unforeseen events during, or as a result of, any ongoing and future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;
•	we may experience delays in our discussions with the FDA and other regulatory authorities regarding trial design;
•	regulators or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

positive results from our preclinical studies of our product candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials and positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results;

•

clinical trials of any product candidates may fail to show safety, purity or potency or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

•

the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•	we may need to add new or additional clinical trial sites;
•

our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•	the cost of preclinical studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
•

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing, and delivery of any of our current and future product candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;

•

we may observe undesirable side effects or other unexpected characteristics in clinical trials of our product candidates, causing us or our investigators, regulators or IRBs or ethics committees to suspend, place on clinical hold or terminate the trials or reports may arise from preclinical or clinical testing of other therapies for cancer or additional diseases that we may target that raise safety or efficacy concerns about our product candidates; and

•	the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

We could also encounter delays if a clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board, or DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. Our preclinical studies or clinical trials may not begin as planned, may need to be restructured or may not be completed on schedule, or at all. Significant preclinical studies or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our preclinical or clinical development programs may harm our business, financial condition and prospects significantly.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Additionally, we make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, the FDA and other regulatory authorities may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general.

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and any clinical trials, we may be unable to successfully develop, obtain regulatory approval and commercialize our product candidates.

Any positive results from our preclinical studies of our engEx product candidates may not necessarily be predictive of the results in later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials may not be replicated in our subsequent preclinical studies or later-stage clinical trials.

There is a high failure rate for drugs and biologics proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval.

Our clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

There is typically an extremely high rate of attrition due to failure of product candidates proceeding through clinical trials. Following repeated dosing some patients may develop antibodies to our exosome therapeutics. These antibodies could reduce the efficacy of our exosome therapeutics or result in undesirable side effects. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

We initiated clinical trials for our first two product candidates, exoSTING and exoIL-12, in September 2020, and there may be serious adverse events or undesirable side effects related to these or other of our product candidates. If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, or to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. The FDA or other regulatory authorities could also deny approval of our product candidates for any or all targeted indications. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties with patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the severity of the disease under investigation;
•	the patient eligibility and exclusion criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	availability and efficacy of approved medications for the disease under investigation;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	perceived risks and benefits of the product candidate under trial, particularly product candidates developed using a novel therapeutic approach, like our engEx product candidates;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for our targeted therapeutic areas, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients in any ongoing or future clinical trials we may conduct.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Negative developments in the field of exosomes could damage public perception of any product candidates that we develop, which could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Exosome therapeutics are novel and unproven therapies, with no exosome therapeutic approved to date. Exosome therapeutics may not gain the acceptance of the public or the medical community. To date, other efforts to leverage natural exosomes have generally demonstrated an inability to generate exosomes with predictable biologically active properties or to manufacture exosomes at suitable scale to treat more than a small number of patients. Some studies used natural exosomes without an intended or understood mechanism of action or pharmacology. Other studies included payloads but generated inconclusive results. Our success will depend on our ability to demonstrate that our engEx exosomes can overcome these challenges.

If one of our current or future product candidates is unable to successfully target a certain cell type or pathway and establish proof of concept in a certain disease, it may indicate that we will not be able to apply our engEx Platform to other diseases mediated by that cell type or pathway. This may also indicate a decrease in the probability of our success for other targets using the same modality in the same or different cell types, as well as for our engineered exosome approach more generally. Such failures could negatively affect the public or medical community’s perception of our engEx Platform and exosome therapeutics in general.

Additionally, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates, if approved, prescribing treatments that involve the use of our product candidates, if approved, in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of exosome therapeutics, could result in a decrease in demand for any product that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of, or modification to, our clinical trials. Any future negative developments in the field of exosomes and their use as therapies could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for any of our product candidates.

We may not be successful in our efforts to utilize our engEx Platform to identify and develop additional engEx product candidates. Due to our limited resources and access to capital, we must choose to prioritize development of certain product candidates, such as our initial focus on developing exoSTING and exoIL-12, which may prove to be wrong choices and may adversely affect our business.

A key element of our strategy is utilizing our engEx Platform to generate multiple engEx product candidates. Although we are developing numerous engEx product candidates targeting various cell types and indications and carrying a wide range of biologically active drug molecules, in addition to the engEx product candidates we are currently developing, we may fail to identify viable new engEx product candidates for clinical development for a number of reasons. For example, while we believe our engEx Platform engineered exosomes is capable of enhancing the value of several established drug modalities, such as nucleic acid therapeutics, including antisense oligonucleotides, or ASOs, siRNA, miRNA, mRNA, gene therapy and gene editing, we have not yet successfully advanced an engEx exosomes incorporating these drug modalities into clinical trials, and we may not be successful in developing engineered exosomes to deliver any of these types of molecules. If we fail to identify additional potential engEx product candidates, our business could be materially harmed.

Research programs to pursue the development of our engEx product candidates and using our engEx Platform to design and identify new engEx product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our engEx Platform and research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;
•

each product candidate we identify requires that we successfully engineer a new engEx exosome with the specific properties we believe will enable us to reach the appropriate target cells or signaling pathways, and we may not be successful in tailoring our engineered exosomes to reach the cells and/or signaling pathways we are attempting to target;

•

potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs, or that make the product candidates impracticable to manufacture, unmarketable or unlikely to receive marketing approval; or

•

it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

If any of these events occur, we may be forced to abandon our research or development efforts for a program or programs, which would have a material adverse effect on our business, financial condition or results of operations. Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. For example, we have focused our initial clinical development of exoSTING and exoIL-12 on a limited set of cancer indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful, which would be costly and time-consuming.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries, including in the exosome therapeutics area, are characterized by rapid growth, a dynamic landscape of competitive product candidates and a strong reliance on intellectual property. We face competition from a variety of organizations, including larger pharmaceutical companies, specialty biotechnology companies, academic research institutions, governmental agencies, as well as public and private institutions.

There are several companies that are currently developing exosome-based therapeutics for use in a variety of indications, from cancer to rare disease, to regenerative medicine. Broadly, the development of exosome therapeutics can be segregated into two groups: those that use (a) unmodified cell-derived exosomes and (b) engineered and ex vivo modified exosomes.

Unmodified cell-derived exosomes generally rely on the intrinsic therapeutic activity of cargo in exosomes collected from a specific producer cell type. Typically, these producer cells are stem cells or other precursor cells and the exosomes are generally used in regenerative medicine, immuno-suppression and central nervous system modulation. The mechanism of action for these exosomes is not well-understood and may rely on one or more cargo types including miRNAs, mRNAs, and/or surface proteins. Although none of our engEx product candidates relies on unmodified exosomes isolated from producer cells, there is potential competition in the application and uses of our engEx product candidates with those based on unmodified exosomes. Competitors using unmodified cell-derived exosomes include Aegle Therapeutics Corp., ArunA Biomedical, Inc., or ArunA, Capricor Therapeutics, Inc. and ReNeuron Group plc. In

addition, several small-scale clinical studies using unmodified cell-derived exosomes have been initiated, often led by academic investigators, for a variety of indications including cancer, immune diseases and stroke.

All of our existing and anticipated engEx product candidates use exosomes that are produced from modified cells and/or are loaded ex vivo with various biologically active molecules. We understand that our competitors using engineered and ex vivo modified exosomes plan to use their candidates in numerous therapeutic applications, some of which may directly compete with our engEx product candidates and early programs. Competing therapeutic applications include cancer, metabolic diseases, various rare diseases, central nervous system disorders, neuromuscular disorders, diseases of the immune system and infectious diseases. Competitors using engineered and ex vivo loaded exosomes include ArunA, AstraZeneca plc, or AstraZeneca, Evox Therapeutics Ltd. and PureTech Health plc.

We also face competition outside of the exosome therapeutics field, including from some of the largest pharmaceutical companies and other specialty biotechnology companies. Our lead engEx product candidates, exoSTING and exoIL-12, face competition from numerous companies.

In the STING agonist space: Aduro Biotech, Inc., or Aduro, and Novartis International AG, or Novartis; Bristol-Myers Squibb Company, or BMS; Merck & Co., Inc., or Merck; Takeda Pharmaceutical Company Limited; Eisai Co., Ltd., or Eisai; Nimbus Therapeutics, Inc.; GlaxoSmithKline plc, or GSK; Spring Bank Pharmaceuticals, Inc., or Spring Bank; Synlogic, Inc., or Synlogic; Mavupharma, Inc. (acquired by AbbVie Inc.) and others. Merck, Aduro in collaboration with Novartis, BMS, Eisai, GSK, Spring Bank and Synlogic have initiated clinical trials using STING agonists in cancer patients. Additionally, there are several STING agonist programs that have been described in the literature that are owned or being developed by academic institutions that may soon enter clinical trials.

In the IL-12 space: Astellas Pharma Inc.; Celsion Corporation, or Celsion; Cytix, Inc., or Cytix; Dragonfly Therapeutics Inc.; Eli Lilly and Company; MedImmune, LLC (acquired by AstraZeneca), or MedImmune; Immvira Co Ltd.; Inovio Pharmaceuticals, Inc.; Merck; Moderna, Inc., or Moderna; Neumedicines, Inc., or Neumedicines; OncoSec Medical Incorporated, or OncoSec; Rubius Therapeutics, Inc.; Repertoire Immune Medicines, Inc.; Ziopharm Oncology, Inc., or Ziopharm; and others. The IL-12 programs from Ziopharm, OncoSec, Neumedicines, Celsion, Cytix, Merck and MedImmune are currently being used in clinical trials.

We also face competition related to the therapeutic areas and biologically active molecules we plan to engineer onto or into our engEx exosomes. As described above, our engEx Platform is amenable to creating exosomes capable of delivering and/or displaying numerous classes of biologically active molecules. For each of these therapeutic areas and molecule classes we face competition from numerous large pharmaceutical companies and specialty biotechnology companies.

•

In the inhibitory nucleic acid space: Alnylam Pharmaceuticals, Inc., or Alnylam, Ionis Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., F. Hoffman-La Roche AG, or Roche, and others.

•	In the immuno-oncology space: Novartis, Gilead Sciences, Inc., Amgen Inc., Roche, Johnson & Johnson, Pfizer Inc., or Pfizer, AstraZeneca, BMS, Merck and others.
•	In the gene editing space: CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., or Intellia, Sangamo Therapeutics, Inc. and others.
•	In the gene therapy space: BioMarin Pharmaceutical Inc., uniQure NV, bluebird bio, Inc., GSK, Roche, Solid Biosciences, Inc., Voyager Therapeutics, Inc., Astellas Pharma Inc. and others.
•	In the vaccine space: Pfizer, Merck, Johnson & Johnson, Moderna, AstraZeneca and others.

We also face competition outside of the exosome therapeutics field from large pharmaceutical companies and specialty biotechnology companies using synthetic drug delivery systems such as liposomes, lipid nanoparticles and other non-viral delivery approaches, including Alnylam, Arbutus Biopharma, Arcturus Therapeutics, Inc., Intellia, Ipsen Group, Johnson & Johnson, Luye Pharma Group, Moderna and others. These include marketed products and those that are currently in clinical development.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience and availability of reimbursement.

If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment and product sales.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products and our patents may not be sufficient to prevent our competitors from commercializing competing products.

We may develop exoSTING, exoIL-12 and potential future product candidates in combination with other therapies and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We may develop exoSTING, exoIL-12 and potential future product candidates, in combination with one or more cancer or other therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA or similar regulatory authorities outside of the US could revoke approval of the therapy used in combination with our product candidate, or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. We may choose to combine multiple cancer therapies on one exosome, which could enhance the risk of safety-related issues. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the US may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We will not be able to market and sell exoSTING, exoIL-12 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

Furthermore, we cannot be certain that we will be able to obtain a steady supply of such cancer therapies for use in developing combinations with our product candidates on commercially reasonable terms or at all. Any failure to obtain such therapies for use in clinical development and the expense of purchasing therapies in the market may delay our development timelines, increase our costs and jeopardize our ability to develop our product candidates as commercially viable therapies.

If the FDA or similar regulatory authorities outside of the US do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with exoSTING, exoIL-12 or any product candidate we develop, we may be unable to obtain approval of or market exoSTING, exoIL-12 or any product candidate we develop.

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any engEx product candidate we develop receives marketing approval, whether as a single agent therapeutic or in combination with other therapies, its commercial success will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community. For example, other cancer treatments like chemotherapy, radiation therapy and immunotherapy are well-established in the medical community and doctors may continue to rely on these therapies instead of therapies derived from our engEx Platform, if approved. If the engEx product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;
•	the potential advantages of such product candidates compared to alternative treatments, including with regards to convenience and ease of administration;
•	the clinical indications for which our product candidates are approved by the FDA, MHRA or other regulatory authority, if any;
•	product labeling or product insert requirements of the FDA, MHRA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	public perception of new therapies, including exosome therapies;
•	the strength of marketing and distribution support;
•	the ability to offer our products, if approved, for sale at competitive prices;
•	the timing of market introduction of competitive products;
•	the ability to obtain sufficient coverage and adequate reimbursement from third-party payors, including with respect to the use of the approved product as a combination therapy; and
•	the prevalence and severity of any side effects.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched. If our product candidates do not achieve an adequate level of acceptance following regulatory approval, if ever, we may not generate significant product revenue and may not become profitable.

Acquisitions, collaborations or other strategic partnerships may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We are engaged in various collaborations and strategic partnerships and may evaluate additional partnerships or potential acquisitions, including licensing or acquiring biologically active molecules to load into or onto our engineered exosomes, complementary products, intellectual property rights, technologies or businesses. For example, our partnership with Jazz Pharmaceuticals Ireland Limited, or Jazz, focuses on the research, development and commercialization of exosome therapeutics to treat cancer. Our collaboration with Sarepta Therapeutics, Inc., or Sarepta, focuses on the use of exosomes for non-viral delivery of AAV, gene-editing and RNA therapeutics to address targets associated with neuromuscular diseases. Our existing collaborations and partnerships and any future potential acquisition, collaboration or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	reduced control over the development of certain of our engEx exosomes;
•	the assumption of indebtedness or contingent liabilities;
•	the issuance of our equity securities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our internal product development efforts and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•

risks and uncertainties associated with the other party to such a transaction, including the prospects of that party, their regulatory compliance status and their existing products or product candidates and marketing approvals;

•	failure to recognize the synergies or other benefits intended for the acquisition, partnership or collaboration; and
•

potential inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of testing our engEx product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	inability to bring a product candidate to the market;
•	decreased demand for our products;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants and inability to continue clinical trials;
•	initiation of investigations by regulators;
•	significant time and costs to defend the related litigation;
•	diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	decline in our stock price.

Although we maintain clinical trial and product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. If and when coverage is secured, our insurance policies may also have various exclusions and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer and other disease therapies are sometimes characterized as first-line, second-line or third-line and the FDA often approves new therapies initially only for third-line use. Initial approvals for new cancer and other disease therapies are often restricted to later lines of therapy for patients with advanced or metastatic disease, limiting the number of patients who may be eligible for such new therapies, which may include our product candidates.

Our lead engEx product candidates, exoSTING and exoIL-12, are being developed to address certain types of solid tumors. Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our engEx product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, because certain of the potential target populations may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. For example, our initial clinical trial for exoSTING is focused on metastatic head and neck squamous cell cancer, triple-negative breast cancer, cutaneous squamous cell carcinoma and anaplastic thyroid carcinoma. We believe there are approximately 90,000 patients annually in the US with these cancers. If the market opportunities for any product candidates we may develop are smaller than we believe they are, our potential revenues may be adversely affected and our business may suffer.

We currently have limited marketing and sales capabilities and have limited experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have limited sales, marketing or distribution capabilities and have limited experience in the sale, marketing or distribution of products. If we are able to achieve regulatory approval for any of our engEx product candidates, we may consider commercializing the product ourselves by developing an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. Recruiting and training a sales force or reimbursement specialists is expensive and time consuming and we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our commercialization personnel.

Other factors that may inhibit our efforts to commercialize our product candidates we may develop on our own include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs and other support personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•	restricted or closed distribution channels that make it difficult to distribute our product candidates we may develop to segments of the patient population;
•	the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent commercialization organization.

In addition to establishing internal commercialization capabilities, we may pursue collaborative arrangements for the sale and marketing of our products, if any; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements. If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, any revenue we receive will depend upon the efforts of such third parties and our product revenues or the profitability of these product revenues to us may be lower than if we were to commercialize our product candidates ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates we may develop or may be unable to do so on terms that are favorable to us. We may have little control over the marketing and sales efforts of such third parties and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third party collaborators to commercialize any product in the US or internationally.

Risks related to employee matters, managing growth and other risks related to our business

If we lose key management personnel or if we fail to recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facilities in Cambridge, Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. For example, employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. For example, the members of our scientific advisory board are employed by employers other than us.

Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

We will need to grow the size of our organization and we may experience difficulties in managing this growth.

As of September 30, 2020, we had 101 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop and as we operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, compensating, integrating, maintaining and motivating additional employees;
•	securing suitable office, laboratory and manufacturing space to support our growth;

•	managing our internal research and development efforts effectively, including identification of clinical candidates and navigating the clinical and FDA review process for our product candidates; and
•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

In addition, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain organizations, advisors, contractors and consultants to provide certain services, including many aspects of regulatory affairs, clinical management and manufacturing. There can be no assurance that the services of these organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, vendors and principal investigators. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the rules or regulations of the FDA and other regulatory bodies, provide true, complete and accurate information to the FDA and other regulatory bodies, comply with manufacturing regulations and standards, comply with healthcare privacy, fraud and abuse laws in the US and similar foreign laws or report financial information or data accurately or to disclose unauthorized activities to us.

Sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in significant civil, criminal and administrative penalties and cause serious harm to our reputation.

If we obtain FDA approval of any of our product candidates and begin commercializing those products in the US, our potential exposure under such laws will increase significantly and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and any contract manufacturers and suppliers we engage are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Failure to comply with these laws, regulations and permitting requirements also may result in substantial fines, penalties or other sanctions or business disruption, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any third-party contract manufacturers and suppliers we engage will also be subject to these and other environmental, health and safety laws and regulations. Liabilities they incur pursuant to these laws and regulations could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Recently, a novel strain of a virus named severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2 or coronavirus, which causes COVID-19, has spread to most countries across the world, including all 50 states within the US, including Cambridge, Massachusetts, where our primary office and laboratory space is located. The COVID-19 pandemic is evolving and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the COVID-19 pandemic impacts our operations or those of our third party partners, including our ongoing or planned clinical trials or preclinical studies, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our clinical trials and preclinical studies, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography or regulatory agencies whose attention may be diverted by the pandemic. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations or delays in enrolling our clinical trials or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

Additionally, timely enrollment in clinical trials is dependent upon clinical trial sites, which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently affected by the COVID-19 pandemic. Some factors from the COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•	the potential negative affect on the operations of our third-party manufacturers;
•

interruption in shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials;

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments; and

•

operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including allowing all employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or the SEC, or the FDA.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries. Any of these factors and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the US and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in US and international markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber security.

Our internal computer systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants on which we rely may fail and are vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Our and their information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. For example, the loss of clinical trial data from ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, in response to the ongoing COVID-19 pandemic, a majority of our workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

To the extent that any disruption or security breach were to result in a loss of or damage to our or our third-party vendors’, collaborators’ or other contractors’ or consultants’ data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

Likewise, we will rely on third parties for the manufacture of our product candidates or any future product candidates and expect to rely on third parties to conduct our ongoing and any future clinical trials and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed.

Business disruptions could seriously harm our future business and financial condition and increase our costs and expenses.

Our operations and those of our current and future CROs, CMOs, collaborators, partners, suppliers and other third parties with whom we do business could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the current COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We will rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

A variety of risks associated with marketing our product candidates, if approved, internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the US and, if approved, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation and political instability, in particular in foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	negative consequences from changes in tax laws;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•	workforce uncertainty in countries where labor unrest is more common than in the US;
•	potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;
•	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the US;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Changes in tax law could adversely affect our financial condition and results of operations.

The rules dealing with US federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the US Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits, in each case, as modified by the CARES Act (as defined below). In addition, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which included certain changes in tax law intended to stimulate the US economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Under the CARES Act, the limitation of the tax deduction for net operating losses to 80% of taxable income applies only to taxable years beginning after December 31, 2020 and net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Further, under the CARES Act, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income is increased to 50% of adjusted taxable income for 2019 and 2020. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Risks related to manufacturing and supply

Although our in-house Phase 1/2 clinical manufacturing facility will soon be operational, we have been and expect to remain dependent on suppliers for some of our components and materials used to manufacture our engEx exosomes and for later stage clinical trials and commercial supply.

We currently depend on suppliers for some of the components necessary to produce our engEx product candidates and engEx exosomes and expect to continue to depend on them for the future manufacture of engEx product candidates as we advance to later stage clinical development and commercialization, if approved. We cannot be sure that these suppliers will remain in business, that they will be able to meet our supply needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. For example, while we believe our suppliers have produced sufficient product to enable us to complete our initial clinical trials of exoSTING and exoIL-12, the shelf life or stability of the existing supply may be shorter or less than we anticipate and we may have to produce or source additional supply sooner than we anticipate, which may not be readily available. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from a supplier or manufacturing location could lead to supply delays or interruptions, which would damage our business, financial condition, results of operations and prospects.

If we are able to find a replacement supplier, the replacement supplier would need to be qualified and we may need to obtain additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the components and other materials used to manufacture our products, any interruption or delay in the supply of components or other materials or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner could impair our ability to meet the demand of our customers and cause them to cancel orders.

In addition, as part of the FDA’s approval of our product candidates, the FDA will review the individual components of our process, which may include the manufacturing processes and facilities of our suppliers.

Our reliance on these suppliers subjects us to a number of risks that could harm our business and financial condition, including, among other things:

•	interruption of product candidate or commercial supply resulting from capacity constraints, or modifications to or discontinuation of a supplier’s operations;
•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;
•	a lack of long-term supply arrangements for key components with our suppliers;
•	inability to obtain adequate supply in a timely manner or to obtain adequate supply on commercially reasonable terms;
•	difficulty and cost associated with locating and qualifying alternative suppliers for our components and precursor cells in a timely manner;
•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;
•	delays in delivery due to our suppliers prioritizing other customer orders over ours; and
•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

If any of these risks materialize, our manufacturing costs could significantly increase and our ability to meet clinical and commercial demand for our products could be impacted.

We are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacturing of our engEx product candidates for early and mid-stage clinical trials, which will be costly, time-consuming and which may not be successful.

We have completed construction of our in-house manufacturing facility to produce our engEx product candidates for early and mid-stage clinical trials and engEx exosomes for preclinical testing. We have limited experience as a company in establishing, operating and maintaining an exosome manufacturing facility and may face significant risks with the establishment of our own exosome manufacturing facility or capabilities. As a result, we will also need to hire additional personnel to build and set up a manufacturing facility, manage our operations and facilities and develop the necessary infrastructure to continue the research and development and eventual commercialization, if approved, of our engEx product candidates. If we later determine that we have failed to select the correct location or build out the facility and its customizations to our needs in an efficient manner or if we fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed and we may be unable to rely on previously existing relationships with CMOs.

We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, the FDA, the MHRA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the MHRA or other regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products.

We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Changes in product candidate manufacturing or formulation may result in additional costs or delay, which could adversely affect our business, results of operations and financial condition.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods or formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our engEx product candidates to perform differently and affect the results of ongoing or planned clinical trials or other future clinical trials conducted with the altered materials. In addition, such changes and any other similar changes in the future may also require additional testing or notification to or approval by the FDA or other regulatory authorities. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

Our engEx product candidates are complicated to manufacture. If we or any of our third-party manufacturers encounter difficulties in manufacturing our engEx product candidates, our ability to provide supply of our engEx product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped or we may be unable to maintain a commercially viable cost structure.

The manufacturing process used to produce our engEx exosomes is complex and novel and it has not yet been validated for commercial production. As a result of these complexities, the cost to manufacture our engEx product candidates is generally higher than traditional biopharmaceutical compounds and the manufacturing process may prove to be less reliable and may be more difficult to reproduce. Furthermore, our manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our engEx product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

Our manufacturing process may be susceptible to logistical issues associated with shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and productivity and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims, insufficient inventory and other supply disruptions. Even if we successfully develop and commercialize product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, MHRA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination.

Although we continue to optimize our manufacturing process for our engEx product candidates, consistently achieving the targeted results is not guaranteed and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of reagents and/or raw materials. We ultimately may not be successful in transferring our production process to other manufacturing facilities or our contract manufacturer may not have the necessary capabilities to complete the implementation of the manufacturing process. If we are unable to adequately validate or scale-up the manufacturing process for our product candidates with our current manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

The manufacturing process for any products that we may develop is subject to the FDA and other regulatory authority approval processes and we and our CMOs will need to meet all applicable FDA and other regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to consistently manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements and an inability to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change and we could need to replace, modify, design or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

Risks related to government regulation

We cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we may develop in the US or any other jurisdiction and any such approval may be for a narrower indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if any product candidates we may develop meet their safety and efficacy endpoints in clinical trials, regulatory authorities may not complete their review processes in a timely manner or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a Risk Evaluation and Mitigation Strategy, or REMS. These regulatory authorities may require labeling that includes precautions, boxed warnings or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. Any of the foregoing scenarios could materially harm the commercial prospects for any product candidates we may develop and materially adversely affect our business, financial condition, results of operations and prospects.

If we are not able to obtain or if there are delays in obtaining required regulatory approvals for our product candidates, we will not be able to commercialize or will be delayed in commercializing our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the US and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. In certain instances, we may need to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency.

Securing regulatory approval also requires the submission of information about the prospective manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the US and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, BLA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving or fail to receive regulatory approval for many reasons, including the following:

•	the FDA or other regulatory authorities may disagree with the design or implementation of our clinical trials;
•

we may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for its proposed indication or that a potential related companion diagnostic, should we develop one, is suitable to identify appropriate patient populations;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or other regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the US or elsewhere;
•	the FDA or other authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•	the approval policies or regulations of the FDA or other regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. As a result, our ability to develop product candidates and obtain regulatory approval may be significantly impacted.

For example, the general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that we may be able to utilize the FDA’s accelerated approval program for our product candidates given the limited alternatives for treatments for cancer and other serious diseases, but the FDA may not agree with our plans.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

Moreover, approval of genetic or biomarker diagnostic tests may be necessary in order to advance some of our product candidates to clinical trials or potential commercialization. In the future regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy and approval may not be obtained.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the US, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the US, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the US have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions and such regulatory requirements can vary widely from country to country. Obtaining other regulatory approvals and compliance with other regulatory requirements could result in significant delays, difficulties and costs for us and could require additional preclinical studies or clinical trials, which could be costly and time-consuming and could delay or prevent the introduction of our products in certain countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with the regulatory requirements in international markets and/or obtain and maintain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

If any of our engEx product candidates cause serious adverse effects, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit the commercial profile of an approved label or result in significant negative consequences following any marketing approval.

Serious adverse effects, undesirable side effects or unexpected characteristics caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many cancer and disease therapeutics, it is likely that there may be side effects associated with the use of our product candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. If we are unable to demonstrate that any adverse events were caused by factors other than our product candidates, the FDA or other regulatory authorities could order us to suspend or terminate our clinical trials, cease further development of or deny approval of our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Moreover, if we elect or are required to delay, suspend, place on clinical hold or terminate any clinical trial of any product candidate we may develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations and prospects significantly.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such product candidates;
•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•	we may be required to conduct additional clinical trials or change the labeling of the product candidates;
•

regulatory authorities may require a REMS to mitigate risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

•	we may be subject to regulatory investigations and government enforcement actions;
•	we may decide to remove such product candidates from the marketplace;
•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates and generate revenues.

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness of the treatment, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle, or at all.

We may fail to obtain and, if obtained, maintain, orphan drug designations from the FDA for our current and future product candidates, as applicable.

We may file for orphan drug designation where available for our product candidates. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the US, or a patient population greater than 200,000 in the US where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the US. In the US, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding toward and into clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full new drug application, or NDA, or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

In addition, exclusive marketing rights in the US may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

While we have not yet sought any regulatory approval for any product candidate, the FDA, the MHRA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

The FDA, the MHRA and regulatory authorities in other geographies have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the US, as well as the US Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. At present, we have not sought approval from any such regulatory authority, but such further regulation may delay or prevent commercialization of one or more of our product candidates. Adverse developments in clinical trials of any therapeutic candidates leveraging exosomes conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. These regulatory review agencies and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Even if we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any of our present or future product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the US and requirements of other regulatory authorities. In addition, we will be subject to continued compliance with current good manufacturing practices, or cGMP, and good clinical practices, or GCP, requirements for any clinical trials that we conduct post-approval.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and other regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our present or future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or another regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA may seek to enter into consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	warning letters or holds on clinical trials;
•	fines, restitution or disgorgement of profits or revenue;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the US or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these executive actions, including any executive orders, will be implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

We and our contract manufacturers are subject to significant regulation with respect to the manufacturing of our current and future product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of our product candidates. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our existing and future contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices, or GLP, and cGMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed.

Healthcare insurance coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates or therapies profitably.

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because our product candidates represent new approaches to the treatment of the cancers and diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or for any product that we may develop. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any product candidates we may develop (e.g., for administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell our product candidates we may develop. In addition, we may need to develop new reimbursement models in order to realize adequate value. Payors may not be able or willing to adopt such new models and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations and prospects could be adversely affected.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors, such as private health insurers and health maintenance organizations, are critical to new product acceptance. Government authorities and other third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

In the US, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement from third-party payors will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the US, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the US Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several US Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. On May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some of these and other measures may require additional authorization through to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Moreover, increasing efforts by governmental and other third-party payors in the US and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the US with respect to specialty drug pricing practices. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the US, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the US pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50%, effective January 1, 2019, pursuant to the Bipartisan Budget Act of 2018) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA.

While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under its risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas US District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” tax penalty was repealed by the US Congress as part of the TCJA. On December 18, 2019, the US Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. It is unclear when such oral arguments are to be held and when a decision is expected to be made. It is also unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the US since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These reductions will remain in effect through 2030 unless additional action is taken by Congress. However, pursuant to the CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic.

These laws and future state and federal healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Specifically, there have been several recent US Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In 2018, the Trump administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of the US Department of Health and Human Services, or HHS, to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or the FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. It is unclear if, when, and to what extent the Executive Orders may be implemented. The regulatory and market implications of the Executive Orders are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability.

While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.

We intend to seek approval to market our product candidates in both the US and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of pharmaceutical products is subject to governmental control and other market regulations, which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

Much like the Anti-Kickback Statute prohibition in the US, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products are also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU member states, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

In addition, in most foreign countries, including the European Economic Area, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the US and generally, prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices.

Our business processes personal data, including data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations, such as the common rules for the control and authorization for clinical trials in the EU, GCP requirements or FDA human subject protection regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means and may use such access to obtain users’ personal data or prevent use of their accounts. For example, in 2019, we experienced a phishing incident where one employee’s email account was accessed by an unauthorized third party. We initiated an investigation to determine whether further action is required under either US or state law. The incident did not have a material impact on our business or financial condition. While we believe we responded appropriately, including implementing remedial measures with the goal of preventing similar such events in the future, there can be no assurance that we will be successful in these remedial and preventative measures or be successful in mitigating the effects of future incidents or cyber-attacks. Data breaches could result in a violation of applicable US and international privacy, data protection and other laws and subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the US and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy and data protection laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. For example, in the US, California recently adopted the California Consumer Privacy Act of 2018, which will come into effect beginning in January 2020. The GDPR, discussed below, became effective in May 2018. If any of these events were to occur, our business and financial results could be adversely affected. Other jurisdictions besides the US and the EU are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

The collection and use of personal health data in the EU was governed by the provisions of the Data Protection Directive, which, as of May 25, 2018, has been superseded by the GDPR. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any potential clinical trial activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to the US or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or € 20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the US and require us to develop and implement costly compliance programs.

If we expand our operations outside of the US, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The creation, implementation and maintenance of international business practices compliance programs are costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any US individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the US to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the US, or the sharing with certain non-US nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the US, it will require us to dedicate additional resources to comply with these laws and these laws may preclude us from developing, manufacturing or selling certain products and product candidates outside of the US, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on US exchanges for violations of the FCPA’s accounting provisions.

We are subject to certain US and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, US and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-US activities to increase in time. We have engaged third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We are subject to various laws relating to foreign investment and the export of certain technologies and our failure to comply with these laws or adequately monitor the compliance of our suppliers and others we do business with could subject us to substantial fines, penalties and even injunctions, the imposition of which on us could have a material adverse effect on the success of our business.

We are subject to US laws that regulate foreign investments in US businesses and access by foreign persons to technology developed and produced in the US. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the US; and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets, limiting the collaborations we may pursue, regulating the export our products, services and technology from the US and abroad, increasing our costs and the time necessary to obtain required authorizations and to ensure compliance and threatening monetary fines and other penalties if we do not.

Risks related to our intellectual property

If we are unable to obtain and maintain patent protection for any product candidates we develop or for our engEx Platform, our competitors could develop and commercialize products or technology similar or identical to ours and our ability to successfully commercialize any product candidates we may develop and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the US and other countries with respect to the engEx Platform, our product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the US and abroad relating to our product candidates and engEx Platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. We have three issued US composition of matter patents with claims directed to certain aspects of our engEx Platform technology utilized in one or more of our current engEx product candidates. We have filed or intend to file patent applications on aspects of our technology and our product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Even for our patent applications that have moved beyond the provisional application stage, in some cases, we have only filed an application under the Patent Cooperation Treaty, or PCT, application. A PCT application does not itself become a patent. Rather, it preserves the right for us to pursue protection in any jurisdiction that is a member of the PCT, so long as we do so by the applicable deadlines.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the US Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the US or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to the engEx Platform and our product candidates as well as other technologies that are important to our business and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement can be difficult to prevent or prosecute.

Regardless of the types of claims pursued in our patent applications, whether composition of matter, method of use or otherwise, there can be no assurance that any such patent applications will issue as granted patents and, even if they do issue or have issued, that such patent claims will be sufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to the engEx Platform and our product candidates could have a material adverse effect on our business, financial condition, results of operations and prospects.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the US and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of September 30, we own two issued US patents directed to exosomes comprising an exogenously expressed prostaglandin F2 receptor negative regulator, or PTGFRN, and an issued US patent directed to exosomes expressing fusion proteins comprising a PTGFRN or a fragment thereof fused to an immunomodulating component, such as a cytokine. In addition, as of September 30, we have approximately 25 other owned issued patents (six in the US) and approximately 40 in-licensed issued patents (two in the US); approximately 82 owned or in-licensed pending applications in the US, and approximately 171 owned or in-licensed pending applications in jurisdictions outside of the US (including active PCT applications). Many of these additional owned issued patents relate to technology that we are not using in our current product candidates. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. With respect to both in-licensed, owned and jointly owned intellectual property, we cannot predict whether the patent applications we, our licensors and present or future collaborators are currently pursuing or may pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

The patent prosecution process is expensive, time-consuming and complex and we and our collaborators may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the US and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our engEx Platform technology, our product candidates or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates.

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the US. The patent situation outside of the US is even more uncertain. Changes in either the patent laws or their interpretation in the US and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Moreover, even issued patents do not provide us with the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our issued patents, those that may issue in the future and those that we in-license may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance. Even if patent applications we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Consequently, we do not know whether the engEx Platform, our product candidates or other technologies will be protectable or remain protected by valid and enforceable patents, or whether any patents that have or may issue will provide a competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner, which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and patents that we own or license may be challenged in the courts or patent offices in the US and abroad. We or our licensors may be subject to a third party preissuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize the engEx Platform, our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of the engEx Platform, our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may in the future co-own intellectual property rights relating to the engEx Platform and our future product candidates with third parties. In addition, our licensors may co-own the patent rights we in-license with other third parties with whom we do not have a direct relationship. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patent rights or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patent rights in order to enforce such patent rights against third parties and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Our rights to develop and commercialize our product candidates and engEx Platform may be subject, in part, to the terms and conditions of licenses.

We rely upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and engEx Platform. Patent rights that we in-license may be subject to a reservation of rights by one or more third parties. In-licenses from third parties for patent rights may also be co-exclusive. For example, under our license agreement with Kayla Therapeutics S.A.S., or Kayla, our in-licensed patent rights are co-exclusive and Kayla retains the right to research, develop, manufacture and commercialize certain compounds and products, subject to certain restrictions including a six year exclusivity provision that prohibits Kayla from researching, developing, manufacturing and commercializing any product containing a small molecule STING agonist and an exosome.

In addition, subject to the terms of any such license agreements, we may not have the right to control the prosecution, enforcement and defense of patents and patent applications covering the technology that we license from third parties, or such rights to control may be limited. For example, our license agreement with Kayla has limited rights to control in certain situations. We cannot be certain that, if applicable, in-licensed patent applications (and any patents issuing therefrom) that are controlled by our licensors will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce and defend such patent rights, or lose rights to those patent applications (or any patents issuing therefrom), the rights we have licensed may be reduced or eliminated, our right to develop and commercialize the engEx Platform and any of our product candidates that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. Moreover, we cannot be certain that such activities by our licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights.

We have entered into collaborations and license agreements with third parties, intended to advance and accelerate our engEx development programs, expand into new therapeutic areas and enhance the capabilities of our engEx Platform. Subject to the terms of any such license agreements and additional licenses we enter in the future, we may not have the right to control the prosecution, enforcement and defense of all patents and patent applications covering the technology that we develop with the third parties, or such rights to control may be limited. We cannot be certain that, if applicable, patent applications (and any patents issuing therefrom) that are controlled by our licensees will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensees fail to prosecute, maintain, enforce and defend such patent rights, or lose rights to those patent applications (or any patents issuing therefrom), or take positions inconsistent with our retained rights, the rights we have retained may be reduced or eliminated, we may not be able to prevent competitors from making, using and selling competing products and the value to other potential licensees may be reduced. Moreover, we cannot be certain that such activities by our licensees will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights.

In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

The Kayla license imposes, and we expect our future license agreements will impose, various development, diligence, commercialization and other obligations on us to maintain the licenses. Despite our efforts, Kayla or a future licensor might conclude that we have materially breached our obligations under such license agreements and seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. For example, we recently received communication from Kayla demanding additional shares of common stock pursuant to the upfront consideration we issued to them under our license agreement. We dispute Kayla’s allegations and demands, including Kayla’s assertion that our refusal to pay Kayla additional shares of common stock would constitute a material breach of the license agreement. We maintain that we have no obligations to Kayla beyond those set forth in the license agreement. If these in-licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of and to market products identical to ours and we may be required to cease our development and commercialization of the engEx Platform or certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects. Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
•	whether and the extent to which inventors are able to contest the assignment of their rights to our licensors; and
•	the priority of invention of patented technology.

The agreements under which we currently license intellectual property or technology from third parties are complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed or will license prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to continue to utilize our engEx Platform or successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

We are required to pay milestones and royalties under our license agreement with Kayla and we must use commercially reasonable diligence efforts and meet milestones to maintain our license rights.

Under our in-license agreement with Kayla, we are obligated to make a nonrefundable payment to Kayla of $15.0 million in cash and $5.3 million in common stock, with the price per share in common stock valued as set forth in the license agreement, upon the first dosing of a licensed product to the first subject in a Phase 1/2 clinical trial, which was triggered by the initial patient dosing in our Phase 1/2 clinical trial of exoSTING. In addition, we will be required to pay royalties based on our annual net sales of a product covered by a valid claim of the licensed patent rights, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In addition, under our license agreement with Kayla, we have certain diligence obligations, which include using commercially reasonable efforts to develop and commercialize products under the licensed patent rights. We may not be successful in meeting these obligations in the future on a timely basis or at all. Our failure to meet these obligations may give Kayla the right to terminate our license rights.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting and defending patents on our product candidates and other technologies in all countries throughout the world would be prohibitively expensive and the laws of foreign countries may not protect our rights to the same extent as the laws of the US. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the US, or from selling or importing products made using our inventions in and into the US or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the US. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business, financial condition, results of operations and prospects may be adversely affected. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries and we will not have the benefit of patent protection in such countries.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the US over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to US and non-US patent agencies. The USPTO and various non-US government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensing partners to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in US or foreign patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the US or other jurisdictions in which we seek or hold patents or patent applications could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the US, the first to invent the claimed invention was entitled to the patent, while outside the US, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the US transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the US and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to the engEx Platform, our product candidates or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in US federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent US Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the US Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Issued patents covering our product candidates and any patents that may issue covering our engEx Platform and other technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the US or abroad.

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering the engEx Platform, our product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the US, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the US or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the engEx Platform, our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the US, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest US non-provisional filing date. Various extensions may be available, but the life of a patent and the protection it affords is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension and/or data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed US patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended for a given product, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Additionally, a given patent may only be extended once. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the US and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration and our business, financial condition, results of operations and prospects could be materially harmed.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensing partners may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensing partners may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing the engEx Platform, our product candidates or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensing partners’ ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property. If we or our licensing partners fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to the engEx Platform, our product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for the engEx Platform, our product candidates and other technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel from academic to industry scientific positions. We currently, and may continue in the future to, rely on third parties to assist us in developing and manufacturing our product candidates. Accordingly, we must, at times, share know-how and trade secrets, including those related to our engEx Platform, with them. We may in the future also enter into research and development collaborations with third parties that may require us to share know-how and trade secrets under the terms of our research and development partnerships or similar agreements. Sharing our know-how and trade secrets with third parties, including our CMOs, may increase the risk of inadvertent disclosure of our confidential information by these partners or their employees, despite our best efforts to maintain the confidentiality of such know-how and trade secrets, e.g., by using confidentiality agreements.

We seek to protect our know-how, trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements and including in our vendor and service agreements terms protecting our confidential information, know-how and trade secrets, with parties who have access to such information, such as our employees, scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work and we remind former employees when they leave their employment of their confidentiality obligations. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes.

Despite our efforts, any of the aforementioned parties may breach the agreements and disclose our proprietary information, including our trade secrets, or there may be a lapses or failures in our physical and electronic security systems which lead to our proprietary information being disclosed and we may not be able to obtain adequate remedies in the event of any such breaches. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of our scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the US are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, necessary rights to the engEx Platform, our product candidates or other technologies.

We currently have rights to certain intellectual property, through licenses from third parties, to develop the engEx Platform and our product candidates. Some pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of exosome therapeutics and may have patents, and have filed and are likely filing, patent applications potentially relevant to our business. To avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain technologies that we are evaluating for use with our current or future product candidates. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for the engEx Platform and our current or future product candidates at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third-party intellectual property rights is a competitive area and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing engEx Platform technology, which could harm our business, financial condition, results of operations and prospects significantly.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our licensors, competitors and potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of the engEx Platform, our product candidates and other technologies.

The field of exosome therapeutics is competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends in part on our, our licensors’ and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in US law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous US and foreign issued patents and pending patent applications owned by third parties exist relating to exosome technologies and therapeutic products and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that the engEx Platform, our product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that the engEx Platform, our product candidates and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing the engEx Platform, our product candidates and other technologies might assert are infringed by our current or future product candidates, engEx Platform or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover the engEx Platform, our product candidates and other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to the engEx Platform, our product candidates and other technologies, could be found to be infringed by the engEx Platform, our product candidates and other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that the engEx Platform, our product candidates and other technologies may infringe. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our engEx Platform, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Third parties have patents and may obtain patents in the future and may claim that the manufacture, use or sale of the engEx Platform, our product candidates or other technologies infringes upon these patents. We follow patent applications of interest and have taken and will continue to take action, as appropriate, e.g., filing third-party observations in pending applications and filing oppositions against granted patents. For example, we are aware of issued patents outside the US, including in Europe, that are directed to engineered exosomes and we have opposed a European patent. We are also aware of issued patents in the US and Europe that are directed to one or more components of our product candidates. While we believe that we have reasonable defenses against claims of infringement, including that certain claims in these patents are invalid, the patents are unenforceable and/or the patents will expire prior to launch of our product candidates, there can be no assurance that we will prevail in an infringement action brought against us by the holder of these patents. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by the engEx Platform, our product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize the engEx Platform, our product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing the engEx Platform, our product candidates or other technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize the engEx Platform, our product candidates or other technologies, which could harm our business significantly.

Engaging in litigation to defend against third parties alleging that we have infringed, misappropriated or otherwise violated their patents or other intellectual property rights is very expensive, particularly for a company of our size and time-consuming. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could have an adverse effect on our ability to raise additional funds and attract collaborators and could impair our ability to compete in the marketplace. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensing partners. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 USC. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We have filed, but have not yet received trademark registrations, for our name, logo and other marks and we may never obtain such registrations. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. For example, we received correspondence from a third party alleging trademark infringement with respect to our name, Codiak BioSciences. We dispute the assertions. Such third-party trademark registrations could impact our ability to register the Codiak BioSciences mark or may otherwise limit our ability to use our corporate name. If we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidates or utilize similar exosome technology but that are not covered by the claims of the patents that we license or may own;
•

we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;

•	we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may harm our business;
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how and a third party may subsequently file a patent covering such intellectual property; and
•	third-party patents may issue with claims covering our activities; we may have infringement liability exposure arising from such patents.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks related to our reliance on third parties

We will rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We will depend upon third parties, including CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing and our clinical trials for exoSTING and exoIL-12. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

Although we have and in the future intend to design the clinical trials for our engEx product candidates, CROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. We will rely heavily on third parties over the course of our clinical trials and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff.

Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and other regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to suspend, place on clinical hold or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with biologic product produced under cGMP requirements and may require a large number of patients. In the US, we also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

Any third parties conducting our ongoing or future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We also rely on other third parties to store and distribute drug supplies for our clinical trials of exoSTING and exoIL-12. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

If we are unable to maintain our collaborations with Jazz or Sarepta, or any future collaborations, or our collaborations are not successful, our business could be adversely affected.

We have entered into a collaboration with Sarepta focused on the use of our engEx exosomes for non-viral delivery of AAV, gene-editing and RNA therapeutics to address targets associated with neuromuscular diseases. We have also entered into a collaboration with Jazz focused on the research, development and commercialization of exosome therapeutics to treat cancer. We may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology and we may receive additional technologies and funding under these and other collaborations in the future. We cannot predict the success of any collaboration into which we enter.

Our collaborations with Jazz and Sarepta and any future collaborations involving our engEx Platform, research programs or product candidates we may develop pose a number of risks to us, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development and commercialization of any product candidates or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as a strategic transaction that may divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
•

collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

our collaborators’ business or operations could be disrupted due to the COVID-19 pandemic or other reasons outside of our control, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
•

collaborations may be terminated by the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If our collaborations with Jazz or Sarepta or our potential future collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our engEx Platform and product candidates could be delayed and we may need additional resources. Moreover, during the period of these or other collaborations, we are or may be precluded from pursuing similar or different opportunities with others with respect to, for example, the same target. Additionally, if Jazz or Sarepta or one of our potential future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report also apply to the activities of our therapeutic collaborators.

These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

Some of our product candidates may be studied in clinical trials co-sponsored by organizations or agencies other than us, or in investigator-initiated clinical trials, which means we will have minimal or no control over the conduct of such trials.

We may supply and otherwise support similar research, including related investigator-initiated clinical trials, in the future. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internal clinical trials: because we would not be the sponsors of these trials, we would not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. As a result, we would be subject to risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Executing our vision of establishing Codiak as a leader in the emerging field of exosomal therapeutics by building a fully integrated biopharmaceutical company and utilizing our novel engEx Platform to pioneer the discovery, development and commercialization of engineered exosome therapeutics that can have a transformative impact on the treatment of a wide spectrum of diseases with high unmet medical need, will require significant additional capital resources. For some of the engEx product candidates we may develop, we may decide to collaborate with other biopharmaceutical companies for discovery, development and/or potential commercialization.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for additional collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors, which may include the design or results of clinical trials, the likelihood of approval by the FDA, the MHRA or similar regulatory authorities outside the US, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into additional collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates, bring them to market and generate revenue from sales of products or continue to develop our technology and our business may be materially and adversely affected.

Our relationships with healthcare providers and physicians and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the US and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. “Remuneration” has been interpreted broadly to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made, as well as ownership and investment interests held, during the previous year to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive recordkeeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, imprisonment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the US will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Risks related to ownership of our common stock

The price of our stock may be volatile and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report, these factors include:

•

the commencement, enrollment or results of our initial and planned clinical trials, ongoing and future preclinical studies or clinical trials we may conduct, or changes in the development status of our product candidates;

•

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results from or delays in clinical trials of our product candidates;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our in-house manufacturing facilities or CMOs;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	our failure to commercialize our product candidates;

•	changes in the structure of healthcare payment systems;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services by our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial target markets;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or exosome therapeutics in particular or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	developments or changing views regarding the use of exosome therapeutics;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future, including in connection with the expiration of market stand-off or lock-up agreements;
•	trading volume of our common stock;
•	adoption of new accounting standards;
•	ineffectiveness of our internal controls;
•	the level of expenses related to any of our research programs; clinical development programs or product candidates that we may develop;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general and the market for biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed the price at which you purchased our common stock, you may not realize any return on your investment in us and may lose some or all of your investment.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have not paid any dividends since our incorporation. In addition, pursuant to our Hercules Loan Agreement, we are prohibited from paying cash dividends without the prior written consent of Hercules. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.

Our principal stockholders and management own a significant percentage of our stock and exert significant influence over matters subject to stockholder approval.

Our executive officers, directors and their affiliates and 5% stockholders hold, in the aggregate, approximately 84.9% of our outstanding voting stock based on our shares outstanding as of September 30, 2020. As a result, these stockholders have significant influence on all matters requiring stockholder approval. For example, these stockholders may be able to materially impact elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. To the extent that the interests of these stockholders may differ from the interests of our other stockholders, the latter may be disadvantaged by any action that these stockholders may seek to pursue. Among other consequences, this concentration of ownership may have the effect of delaying or preventing a change in control and might therefore negatively affect the market price of our common shares.

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or SOX, reduced disclosure obligations regarding executive compensation our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may choose to take advantage of some, but not all, of the available exemptions. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. This may make comparison of our financial statements with the financial statements of another public company that is not an emerging growth company, or an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

We are subject to significant increased costs as a result of operating as a public company and our management will devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, SOX, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market to implement provisions of SOX, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from their IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

An active public trading market may not develop or be sustained and, as a result, it may be difficult for you to sell your shares of our common stock.

Prior to our IPO, there was no public market for shares of our common stock. Although our common stock is now listed on the Nasdaq Global Market, an active trading market for our shares may never develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. Further an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. We also cannot predict the prices at which our shares of common stock will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysis and investors and, as a result of these and other factors, the price of our shares of common stock may fall.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of SOX, which will require annual management assessment of the effectiveness of our internal control over financial reporting.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls and any failure to maintain that adequacy or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our common share price and make it more difficult for us to effectively market and sell our service to new and existing customers.

Sales of a substantial number of shares of our common stock by our pre-IPO stockholders in the public market could cause our stock price to fall.

If our pre-IPO stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in our IPO Prospectus lapse, the trading price of our common stock could decline. As of September 30, 2020, we had a total of 3,195,355 shares of common stock outstanding.

Our directors, executive officers and the holders of substantially all of our outstanding equity securities entered into lock-up agreements pertaining to the IPO that will expire 180 days from the date of our IPO Prospectus, subject to earlier release of all or a portion of the shares subject to such agreements by the representatives of the underwriters of the IPO in their sole discretion. After the lock-up agreements expire, these shares of common stock will be eligible for sale in the public market, unless held by directors, executive officers and other affiliates, in which case such shares will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Stock Option and Incentive Plan will automatically increase on January 1, 2020 and each January 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by our compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

In addition, we measure compensation cost for stock-based awards made to employees, directors and non-employee consultants based on the fair value of the award on either the grant date or service completion date and we recognize the cost as an expense over the recipient’s service period. Because the variables that we use as a basis for valuing stock-based awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of and level of investment in research and development activities relating to our current and any future product candidates, which will change from time to time;
•	our ability to enroll patients in clinical trials and the timing of enrollment;
•

the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we may incur to acquire or develop additional product candidates and technologies;
•	the timing and outcomes of preclinical studies and clinical trials for our current product candidates and any other future product candidates or competing product candidates;
•

competition from existing and potential future products that compete with our current product candidates and any other future product candidates and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of our current product candidates or any other future product candidates;
•	the level of demand for our current product candidates and any other future product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•

the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with our current product candidates and any other future product candidates;

•	our ability to commercialize our current product candidates and any other future product candidates, if approved, inside and outside of the US, either independently or working with third parties;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and our amended and restated by-laws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any by-laws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated by-laws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock is dependent in part on the research and reports that securities or industry analysts publish about us or our business. A limited number of securities and industry analysts publish research on our company. If a larger number of securities or industry analysts do not commence coverage of our company, the trading price of our stock would likely be negatively affected. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our amended and restated by-laws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated by-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or by-laws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or by-laws; or (5) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the exclusive forum for any private action asserting violations by us or any of our directors or officers of the Securities Act or the Exchange Act or the rules and regulations promulgated thereunder and of all suits in equity and actions at law brought to enforce any liability or duty created by those statutes or the rules and regulations under such statutes. The forum selection clauses in our amended and restated by-laws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the period between July 1, 2020 to September 30, 2020, we issued to employees, directors and consultants, options to purchase an aggregate of 410,249 shares of our common stock at a weighted-average exercise price of $2.01 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. On October 16, 2020, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds

On October 13, 2020, the Registration Statement on Form S-1 (File No. 333-248692) for our initial public offering of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on October 14, 2020.

The underwriters of our initial public offering were Goldman Sachs & Co. LLC, Evercore Group L.L.C., William Blair & Company, L.L.C. and Wedbush Securities Inc.. The offering commenced on October 13, 2020 and did not terminate until the sale of all of the shares offered.

We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $5.78 million. In addition, we incurred expenses of approximately $2.37 million which, when added to the underwriting discount, amount to total expenses of approximately $8.15 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $74.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated October 14, 2020.

Issuer Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

3.2

Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).
10.1#

2020 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.2#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).
10.3#

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.4#

Non-Employee Director Compensation Practices (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.5#	Executive Severance Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).
10.6#

Form of Indemnification Agreement by and between the Registrant and each of its directors (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.7#

Form of Indemnification Agreement by and between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.8#

Employment Agreement by and between the Registrant and Douglas E. Williams, Ph.D. dated September 23, 2020, (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.9#

Employment Agreement by and between the Registrant and Linda C. Bain, dated September 23, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.10#

Employment Agreement by and between the Registrant and Ajay Verma, M.D., Ph.D., dated September 23, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codiak BioSciences, Inc.

Date: November 19, 2020	By:	/s/ Douglas E. Williams
Douglas E. Williams, Ph.D.
Chief Executive Officer, Director (Principal Executive Officer)

Date: November 19, 2020	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer (Principal Financial and Accounting Officer)