Form 10-K
period 2020-12-31
Codiak BioSciences, Inc.
filed 2021-03-17
CIK 1659352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39615

CODIAK BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4926530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 Cambridge Park Drive, Suite 500 Cambridge, MA	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 949-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CDAK	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Global Market on October 14, 2020, was $100,756,154. The registrant has elected to use October 14, 2020, which was the initial trading date of its common stock on the Nasdaq Global Market, as the calculation date because on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately held company.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2021 was 21,994,076.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

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

•

Development of new therapeutics involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs, fail to replicate the positive results from our earlier preclinical studies or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

•

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any ongoing or future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical and clinical studies of our product candidates in our later preclinical studies and ongoing or future clinical trials, we may be unable to successfully develop, obtain regulatory approval and commercialize our product candidates.

•

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and could cause a disruption to the development of our product candidates.

•

Although we have commenced operations at our in-house Phase 1/2 clinical manufacturing facility, we have been and expect to remain dependent on suppliers for some of our components and materials used to manufacture our engEx exosomes for later stage clinical trials and commercial supply.

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

•

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

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

You should consider carefully the risks and uncertainties described below, in the section entitled “Risk Factors” and the other information contained in this prospectus, including our consolidated financial statements and the related notes, before you decide whether to purchase our common stock. The risks described above are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the success, cost and timing of our product development activities, preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the design of and conduct of our clinical trials of exoSTING and exoIL-12 and planned clinical trial of exoASO-STAT6;

•	our ability to successfully advance any our engEx product candidates into and through clinical trials, or obtain marketing approval;

•	the potential and capabilities of our engEx Platform, engEx product candidates and engEx discovery programs;

•	the potential and capability of our engEx Platform to generate additional engEx product candidates;

•	our ability to successfully manufacture, or procure from third parties sufficient supply of, our product candidates for preclinical studies, clinical trials or commercial use, if approved;

•	our ability to establish, operate and maintain our in-house Phase 1/2 clinical manufacturing facility;

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

•

the direct or indirect impact of the COVID-19 pandemic on our business, operations, development timelines and the markets and communities in which we and our partners, collaborators, vendors and customers operate.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as a intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. There have been no approved exosome-based therapeutics to date. By leveraging our deep understanding of exosome biology, we have developed our engineering and manufacturing platform, or engEx Platform, to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. We have utilized our engEx Platform to generate a deep pipeline of engineered exosomes, or engEx exosomes, aimed at treating a broad range of diseases, including oncology, neuro-oncology, neurology, neuromuscular disease, infectious disease and rare disease.

In September 2020, we initiated clinical trials of our lead engEx product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. To our knowledge, exoSTING and exoIL-12 are the first engineered exosomes to enter clinical development. In December 2020 and February 2021, we reported positive results from Part A of our Phase 1 clinical trial of exoIL-12 in healthy human volunteers. In this randomized, placebo controlled, double-blind study, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results also confirmed retention of IL-12 at the injection site and prolonged pharmacodynamic effects. These results in healthy volunteers, which are consistent with our preclinical observations, provide validation of our engEx Platform and one of the founding principles of Codiak – that engineered exosomes can offer the opportunity to tailor therapeutic payloads to provide an active biological response while at the same time limiting unwanted side effects. We also have multiple preclinical and discovery programs that we are advancing either independently or through our strategic collaborations with Jazz Pharmaceuticals Ireland Limited and Sarepta Therapeutics, Inc.

On October 16, 2020, we completed our initial public offering, or our IPO, pursuant to which we issued and sold 5,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we issued and sold an additional 3,162,500 shares of our common stock at a public offering price of $21.00 per share, resulting in net proceeds of $62.0 million, after deducting underwriting discounts and commissions and other offering expenses.

Exosomes are naturally occurring, extracellular vesicles that have evolved as an intercellular messenger system to protect and deliver functional macromolecules, including nucleic acids, proteins, lipids and carbohydrates, between cells. These targeted messengers can transport and protect complex biologically active molecules that alter the function of recipient cells. The intrinsic immune-silent properties of exosomes, the ability to manipulate cell selectivity, or tropism, through exosome engineering and the ability for exosomes to deliver a broad range of payload options are distinct characteristics that support the potential of exosomes to serve as the foundation of a new class of medicines.

We designed our engEx Platform with two strategic priorities in mind: first, to develop exosome therapeutics engineered to deliver a broad set of biologically active drug molecules on the surface or inside the lumen of the exosome; and second, to manufacture exosomes reproducibly and at scale to pharmaceutical standards.

Our scientists have identified two exosomal proteins, PTGFRN and BASP1, that serve as scaffolds to enable our proprietary exosome engineering methods. Using our engEx Platform, we have demonstrated preclinically our ability to engineer exosomes to incorporate various types of biologically active drug molecules, either on the exosome surface, using PTGFRN as a scaffold, or inside the lumen of the exosome, using BASP1 as a scaffold, to target membrane or cytoplasmic and nuclear drug targets in specific cells. We believe that our engEx exosomes are uniquely positioned to enable specific targeting of critical cells and cellular pathways and thereby reduce off-target toxicity, which together enhance the therapeutic index for a wide array of drug types and therapeutic approaches.

Our current pipeline of engEx product candidates and discovery programs is shown below.

Expanding Pipeline of Proprietary Exosome Therapeutic Candidates

We are diversifying our development efforts with our engEx Platform across various therapeutic indications. Our initial engEx product candidates focus on two well-validated pathways in oncology, stimulator of interferon genes, or STING, agonism and the cytokine interleukin-12, or IL-12, engagement, and both candidates entered clinical trials for a variety of solid tumors in September 2020.

One of our lead programs, exoSTING, is an exosome therapeutic candidate engineered with our engEx Platform to carry our proprietary STING agonist inside the lumen of the exosome while expressing high levels of PTGFRN on the exosome surface to facilitate specific uptake in tumor-resident antigen-presenting cells, or APCs. We are developing exoSTING for the treatment of multiple solid tumors enriched in the target APCs, initially focused on metastatic head and neck squamous cell cancer, or HNSCC, triple-negative breast cancer, or TNBC, cutaneous squamous cell carcinoma, or cSCC, and anaplastic thyroid carcinoma, or ATC. exoSTING, which we believe has a best-in-class profile, has demonstrated encouraging preclinical activity. In September 2020, we initiated our Phase 1/2 clinical trial of exoSTING. We anticipate safety, biomarker and preliminary efficacy data by mid-2021.

Our other lead program, exoIL-12, is an exosome engineered using our engEx Platform to display IL-12 in a fully active form on the surface of the engEx exosome. PTGFRN is used as a scaffold to display IL-12 on the exosome surface which enables engagement of the IL-12 receptor on immune effector cells. We are developing exoIL-12 for the treatment of solid tumors where engagement of the IL-12 pathway has been well-characterized, such as melanoma, Merkel cell carcinoma, or MCC, Kaposi sarcoma, glioblastoma, or GBM, and TNBC. We are initially focused on early stage cutaneous T cell lymphoma, or CTCL. exoIL-12, which we believe has a best-in-class profile, has demonstrated encouraging preclinical activity. In September 2020, we initiated our Phase 1 clinical trial of exoIL-12. In December 2020 and February 2021, we reported positive results from Part A of our Phase 1 clinical trial of exoIL-12 in healthy human volunteers. In this randomized, placebo controlled, double-blind study, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results confirmed the desired localization and retention of IL-12 at the injection site for at least 24 hours, as well as prolonged the production of T cell attractant chemokine IP-10 for 8-15 days depending upon dose. These results are consistent with our preclinical testing and confirm exoIL-12’s target product profile of local drug retention at the injection site, prolonged local pharmacodynamic activity, and lack of systemic IL-12 exposure. We plan to initiate the next portion (Part B) of the Phase 1 clinical trial, evaluating the safety and efficacy of exoIL-12, in CTCL patients at the optimal starting dose of 6 µg administered every other week, which we believe to be the optimal pharmacologically active dose based upon the healthy volunteer data from Part A of the trial and prior preclinical data with exoIL-12. We expect to see safety, biomarker and preliminary efficacy results from Part B of our Phase 1 clinical trial of exoIL-12 by year-end 2021.

Our third program, exoASO-STAT6, is an exosome engineered using our engEx Platform to overexpress PTGFRN to selectively target uptake in M2-polarized tumor-associated-macrophages, or TAMs. The drug modality carried by exoASO-STAT6 is an antisense oligonucleotide, or ASO, targeting the STAT6 transcription factor and is linked to the exosome surface. We plan to initially develop exoASO-STAT6, which we believe has a best-in-class profile, for primary and metastatic cancers of the liver, such as hepatocellular carcinoma, or HCC, pancreatic ductal adenocarcinoma, or PDAC, colorectal carcinoma, or CRC, and ovarian cancer. We are also exploring the utility of exoASO-STAT6 in GBM and leptomeningeal cancer disease, or LMD, and may further expand our development efforts into these M2-rich, intractable tumors of the central nervous system, or CNS.

The versatility of the engEx Platform has led to a deep pipeline with the potential to address diseases across a broad range of therapeutic areas. Preclinical activities of potential engEx product candidates in oncology, neuro-oncology, neurology, neuromuscular disease and infectious disease are underway.

We have entered into strategic collaborations with Jazz Pharmaceuticals Ireland Limited, or Jazz, and Sarepta Therapeutics, Inc., or Sarepta, to initiate new programs and bolster our engEx Platform, while retaining meaningful economics, and in the case of Jazz, meaningful commercialization rights. Our collaboration with Jazz is focused on the research, development and commercialization of exosome therapeutics to treat cancer, directed at up to five targets to be developed using our engEx Platform. As part of the agreement, Jazz paid us an upfront payment of $56.0 million. We are eligible to receive up to approximately $200.0 million in milestone payments per target plus tiered royalties on worldwide sales. Our collaboration with Sarepta is focused on the use of exosomes for non-viral delivery of adeno-associated virus, or AAV, gene-editing and RNA therapeutics to address five agreed targets associated with neuromuscular diseases. As part of the agreement, Sarepta paid us an upfront payment of $10.0 million. Should Sarepta wish to exercise its option with respect to a target, there is a $12.5 million option exercise fee for each target. Under the terms of the license agreement to be entered into upon such exercise, we will be eligible to receive a total of $192.5 million in development and regulatory milestones per target plus tiered royalties on worldwide sales. One of the selected targets is eligible to generate additional milestone payments on the achievement of certain development and regulatory milestones.

Founding of Codiak BioSciences

ARCH Venture Partners

We were co-founded by ARCH Venture Partners, a preeminent venture fund that catalyzes discoveries seeking to prevent, detect and cure diseases. Identifying exosomes as a possible platform for the development of multiple therapeutic products, ARCH Venture Partners incorporated Codiak in June 2015, negotiated a license agreement and sponsored research agreement with The University of Texas MD Anderson Cancer Center and Raghu Kalluri, M.D., Ph.D., and recruited executives, including Douglas Williams, Ph.D., our President and Chief Executive Officer, and Linda Bain, our Chief Financial Officer. ARCH Venture Partners also led efforts to organize our financing syndicate for our Series A and Series B financings and negotiated the combination with VL27, Inc. concurrent with our Series A financing in November 2015.

Flagship Pioneering

We were co-founded by Flagship Pioneering, which conceives, creates, resources, and develops first-in-category life sciences companies to transform human health and sustainability. In 2013 and 2014, members of the firm’s FlagshipLabs innovation unit were conducting explorations into cellular therapies through which they uncovered exosomes as a promising adjacent opportunity. The team recognized exosomes as a ubiquitous, natural and powerful mode of cellular communication; one that could not only harbor complex biological information, but also specifically engage with and enter cells of interest in vivo. These features of exosomes suggested a broad capability for creating novel therapeutics with high potency and perhaps little to no off-tissue effects, and with the ability to drug heretofore undruggable or inaccessible targets. The Flagship team further conceived that many of the tools they were exploring for cell engineering could also be used to modify exosome-

producer cell lines with surface or luminal proteins and RNA molecules, which would in turn generate precision exosomes designed for targeted therapeutic applications. Flagship founded VL27 to hold the intellectual property estate established by FlagshipLabs. Upon the financing of Codiak in November 2015, VL27 merged into Codiak.

Our strategy

Our vision is to establish Codiak as a leader in the emerging field of exosomal therapeutics by building a fully integrated biopharmaceutical company utilizing our novel engEx Platform to pioneer the discovery, development and commercialization of engineered exosome therapeutics that can have a transformative impact on the treatment of a wide spectrum of diseases with high unmet medical need. To achieve our vision, we are executing a strategy with the following key elements:

•

Establish engineered exosomes as a new and important class of biologic medicines for the treatment of a broad range of diseases. We have developed our engEx Platform to expand upon the innate properties of exosomes to pioneer a new class of medicines. Our deep understanding of the biodistribution of both natural and our engEx exosomes and our ability to engineer the exosome surface to incorporate various complex macromolecules, enables us to direct our engEx exosomes to specific cell types across various routes of administration. We believe this ability to purposely direct the tropism of our engEx exosomes expands the opportunities and applications of our engEx Platform to a much wider group of cells within the body than other delivery approaches. We believe the versatility of our engEx Platform may enable us to treat a broad range of diseases and establish ourselves as a differentiated leader in this emerging field.

•

Advance our wholly owned engEx product candidates through clinical development. We believe our initial engEx product candidates, exoSTING and exoIL-12, have the potential to address significant unmet medical needs. We initiated clinical development of exoSTING and exoIL-12 in September 2020 for the potential treatment of a variety of solid tumors. In December 2020 and February 2021, we reported positive results from the single ascending dose portion of our Phase 1 clinical trial of exoIL-12 in healthy volunteers. exoIL-12 demonstrated a favorable tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results also confirmed the desired prolonged retention of IL-12 at the injection site. We expect to see safety, biomarker and preliminary efficacy results from our initial clinical trials of exoSTING and exoIL-12 by mid-2021 and year-end 2021, respectively. We believe these engEx product candidates have significant differentiation from competitive programs and plan to advance these engEx product candidates through clinical development and regulatory approval toward commercialization in order to bring these potential therapies to patients in need.

•

Utilize our engEx Platform to develop additional novel engEx product candidates to address a broad range of indications and therapeutic areas. We plan to advance our ongoing engEx development programs, identify new development programs within the drug modalities currently supported by our engEx Platform and work to unlock the potential of our engEx Platform to incorporate new drug modalities into our engEx exosomes. For example, we expect to initiate clinical development of exoASO-STAT6 in the second half of 2021 for the treatment of a variety of solid tumors. We intend to leverage our technology and insights to develop treatments for a number of severe or life-threatening diseases across multiple therapeutic areas where we believe engEx product candidates can have a transformative impact.

•

Expand into therapeutic areas of high unmet need where our engEx Platform offers unique advantages. We believe that the inherent properties of exosomes, as harnessed using our engEx Platform, have the potential to overcome many drug delivery challenges and enable the development of novel therapies that can treat cellular targets and pathways that have been difficult to address with other therapeutic approaches. Furthermore, we believe our engEx Platform may expand the value of several established drug modalities, such as nucleic acid therapeutics, including ASO, siRNA, miRNA, mRNA, gene therapy and gene editing, to engage targets in a broader range of tissues and cells than the limited set of cells and tissues that currently can effectively be targeted.

•

Maintain our competitive advantage as a leader in manufacturing engineered exosomes. Since our inception, we have made significant investments in our engineered exosome manufacturing capabilities as we recognized that being able to manufacture engineered exosomes reproducibly and at scale to state-of-the-art pharmaceutical standards would be critical to harnessing exosomes to develop novel exosome therapeutics. Using our proprietary manufacturing technologies, we have successfully produced clinical material for our initial exosome therapeutic candidates. Moreover, we are establishing our own in-house Phase 1/2 clinical manufacturing facility, which commenced operations in the fourth quarter of 2020. It incorporates our proprietary processes and, once fully operational, will allow for the production of scalable quantities of our engEx exosomes to support the initial stages of drug discovery through clinical proof of concept studies for ourselves and our collaboration partners. We believe our proprietary manufacturing processes and in-house facility will provide flexibility relative to timing of clinical trials, enhance the speed with which we can incorporate advances into our manufacturing processes, reduce the costs of manufacturing and enhance our intellectual property position.

•

Selectively execute strategic collaborations to maximize the potential of our engEx Platform. Given the breadth of opportunities for exosome-based therapeutics and the versatility of our engEx Platform, we may enter into corporate and academic collaborations intended to advance and accelerate our engEx development programs, expand into new therapeutic areas and enhance the capabilities of our engEx Platform. We have entered into strategic collaborations with Jazz and Sarepta to initiate new programs and broaden our engEx Platform, while retaining meaningful economics, and in the case of Jazz, meaningful commercialization rights. We have also partnered with world-class academic labs, including The Ragon Institute of MGH, MIT and Harvard, and Washington University in St. Louis, to explore the potential of our engEx Platform to generate therapeutics as well as preventative vaccines in oncology, neurology and viral pandemics.

Our pipeline

Our engEx Platform has generated a broad pipeline of engEx product candidates that we believe can have a transformative impact on the treatment of a wide spectrum of diseases with high unmet medical need, including in oncology, neuro-oncology, neurology, neuromuscular disease, infectious disease and rare disease.

Our current pipeline of engEx product candidates and discovery programs is shown below.

Expanding Pipeline of Proprietary Exosome Therapeutic Candidates

Our focus—leveraging innate properties of exosomes for targeted therapeutic delivery

Exosomes are naturally occurring, extracellular vesicles that have evolved as an intercellular messenger system to protect and deliver functional macromolecules, including nucleic acids, proteins, lipids and carbohydrates, between cells. They can be found in all tissues and biological fluids and it is believed that all cells have the capacity to make, secrete and receive exosomes. Exosomes can promote a change in the biological functions of recipient cells either by protein-to-protein signaling at the target cell surface or according to molecular instructions contained in the interior, or lumen, of the exosome and conveyed by cellular uptake into the cytoplasm or nucleus of the recipient cell where those molecules can engage with the appropriate signaling pathways.

Based on scientific literature, exosomes are known to facilitate maintenance of homeostasis by transmitting messages between cells, both in the local environment as well as systemically. In contrast, during disease, the quantity and composition of exosomes change and exosomes can play important roles in a broad range of diseases, either accentuating or alleviating disease, as well as in altering response to disease treatment.

Exosomes have emerged in recent years as a potential drug delivery vehicle to capitalize on their evolution as intercellular transfer mechanisms for complex, biologically active macromolecules. The size, structure and many functions of exosomes are similar to viruses and their natural capacity to deliver functional nucleic acid payloads has made exosomes an attractive non-viral system to optimize delivery of nucleic acids and numerous other payloads, such as peptides, proteins, antibodies, growth factors, enzymes, small molecules and vaccine antigens. Moreover, based upon available preclinical and early clinical experience, exosomes are believed to be intrinsically “immune-silent”, meaning that the body does not recognize them as foreign and does not elicit an immune-response against them, thus potentially allowing for repeat dosing of allogeneic exosomes. This property of repeat dosing of allogeneic exosomes is supported by our preclinical data as well as a number of clinical trials conducted by others in the past several years. In fact, even though blood products are typed for ABO, they contain large numbers of allogeneic exosomes and single or multiple doses have not been associated with unwanted immune-response.

We believe that exosome-based therapies have the potential to transform therapeutics across multiple drug types and therapeutic areas. The following distinct characteristics of exosomes support their potential to serve as the foundation of a new class of medicines:

•	inherent immune-silent properties and utilization of a single cell line for exosome engineering and manufacturing enables off-the-shelf drug design and delivery;
•	ability to manipulate cell tropism through engineering allows for a high degree of versatility, enabling selective cell type and tissue targeting and reduction of off-target toxicity; and
•

potential to deliver a broad range of biologically active drug molecules, alone or in combination, ranging from small molecules to oligonucleotides and proteins, and the natural lipid nanoparticle membrane protects macromolecules inside the lumen.

We believe that the inherent properties of exosomes, as harnessed using our engEx Platform, have the potential to overcome many drug delivery challenges and enable the development of novel therapies that can address cellular targets and pathways that have essentially been undruggable with other therapeutic approaches.

Our engEx Platform

The key features and capabilities of our engEx Platform include our ability to:

•

Harness Inherent Exosome Biology. We leverage the inherent biology, function and tolerability profile of exosomes to engineer non-viral drug delivery vehicles that are designed to carry and protect potent drug molecules, provide selective delivery and elicit the desired pharmacology at the desired tissue and cellular sites.

•

Engineer Cell-Specific Targeting. We can engineer exosomes to purposely direct tropism and distribution by carrying specific targeting moieties, such as proteins, antibodies (and antibody fragments) and peptides, individually or in combination, on the surface of the exosome.

•

Optimize Delivery. We seek to deliver our engEx exosomes, by engineering the exosome surface or lumen and by optimizing the route of administration, to the desired cell and tissue in order to more selectively engage the drug target, potentially enhancing the therapeutic index by improving potency and reducing toxicity.

•

Provide Scalable and Reproducible Manufacturing. We have developed and are utilizing our proprietary manufacturing capabilities to enable flexible, scalable and reproducible production of engEx exosomes that we believe can overcome the challenges experienced in earlier attempts to manufacture exosome therapeutics and can expedite our planned clinical programs.

We designed our engEx Platform with two strategic priorities in mind and believe our significant investments to achieve these priorities give us a durable competitive advantage. First, we aimed to develop exosome therapeutics engineered to deliver a broad set of biologically active drug molecules on the surface or inside the lumen of the exosome. Second, we focused on manufacturing exosomes reproducibly and at scale to pharmaceutical standards.

Our engEx Platform is built on a deep understanding of exosome biology and early investment in industrializing our exosome manufacturing capability. From the inception of Codiak, we have focused on solving two significant obstacles to the use of exosomes as a therapeutic approach. The first challenge was to assess preliminary observations from various laboratories suggesting that exosomes could be engineered using molecular scaffolds to incorporate biologically active payloads and deliver them to target cells to elicit defined biological effects. Our early attempts with previously known “scaffolds”, such as Lamp2b, pDisplay and certain tetraspanin proteins on the exosome surface, demonstrated low potency and significant heterogeneity of display, both unacceptable therapeutic features of a biologic drug.

To address this first challenge, we created highly purified, reference standard exosomes and conducted mass spectrometry analysis whereby prostaglandin F2 receptor negative regulator, or PTGFRN, and brain abundant membrane attached signal protein 1, or BASP1, were identified. The identification of PTGFRN and BASP1 by Codiak scientists provided the necessary scaffolds to achieve exosome engineering that has yielded, in our preclinical models, increased therapeutic activity and uniform incorporation of the desired biologically active molecule on our engEx exosomes. This activity and uniformity breakthrough enabled our engEx Platform and, we believe, solved the engineering challenge for exosome therapeutics. As of March 1, 2021, we have pending patent applications in the United States, or US, Australia, Brazil, Canada, Chile, China, Colombia, Eurasia, Europe, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, South Africa, Philippines, Ukraine and Thailand, on exosomes engineered to express PTGFRN, including two issued US patents; and pending applications covering exosomes engineered to express BASP1 in the US, Argentina, Australia, Canada, China, Europe, Eurasia, Israel, Japan, Korea, Mexico, New Zealand, Singapore and Taiwan.

Exosome Loading for our PTGFRN Scaffold vs. Other Exosomal Proteins Traditionally Used as Scaffolds

A

Cell
Exo
10^5
10^4
10^3
10^2
10^1
10^0
Cell GFP (MFI)
1000
750
500
250
0
GFP per exo
WT
pDisplay
LAMP2B
Palm
CD63
CD81
CD9
PTGFRN

The figure above highlights the advantage of PTGFRN with respect to exosome loading when compared with conventional exosome scaffolds. A) GFP was fused to previously described exosome scaffolds (pDisplay, LAMP2B, Palm, CD63, CD81 and CD9) as well as PTGFRN and stable cell lines were generated expressing these reporter constructs. While cells demonstrated similar levels of GFP expression from the various scaffolds (measured by flow cytometry), the amount of GFP per exosome (measured by ELISA) was significantly higher when fused to PTGFRN than to other scaffolds. B) IL-7 PTGFRN exosomes cleared IL-7 receptor (IL-7R) expression on CD8+ T cells in a dose dependent manner 24 hours post-treatment, with approximately 1500 fold improvement of activity (EC50) compared to IL-7-pDisplay exosomes.

The second major obstacle to therapeutic exosome development was related to the methods of production of exosomes used in both research applications as well as previously conducted clinical testing. The cell sources, culture conditions and purification processes in use at that time were not acceptable for scale, method of exosome purification or product quality expected by regulatory authorities around the world. We focused on industrializing and modernizing engineered exosome production to accommodate large or small patient populations and with methods and quality attributes expected for state-of-the-art biologics. We believe our engEx Platform successfully removes the two major obstacles in exosome therapeutics creation and production.

Exosome engineering

Our proprietary engEx Platform enables the precise engineering of novel exosome product candidates. Using our engEx Platform, we have demonstrated preclinically that we can engineer exosomes to incorporate various types of biologically active drug molecules either on the surface or inside the lumen of the exosome to target membrane or cytoplasmic and nuclear drug targets in specific cells. We have also demonstrated preclinically the capacity to alter multiple exosome properties through engineering, simultaneously allowing us to engage multiple pathways with the same engEx exosome, providing modular combinatorial opportunities. Our capacity to purposely modify the tropism of our exosomes to target a specific cell type/tissue, the improved tissue specific delivery afforded by compartmental dosing and our capacity to control retention of the exosome in the desired compartment, all contribute to enhancing the therapeutic index and, we believe, improve our chance of success. We believe that this enhanced therapeutic index is an important characteristic of well-tolerated and clinically active therapeutics and may allow us to drug previously “undruggable” targets by increasing potency while reducing the risk of off target effects.

Altering Tropism to Myeloid Cells

Targeting B cells and T cells

The figure above illustrates rational targeting of exosomes to specific immune cells and immune cell subtypes after intravenous administration in mice in vivo (left panels) and human immune cells in vitro (right panels). Exosomes derived from cell lines engineered to overexpress PTGFRN fused to an anti-CLEC9A antibody showed preferential uptake by Conventional Type 1 Dendritic Cells (cDC1) but not other immune cells (top left panel). Conversely, exosomes derived from cell lines engineered to overexpress PTGFRN fused to CD47 showed reduced uptake in primary human macrophages (top right panel). Exosomes were also targeted to lymphoid cells by overexpressing PTGFRN fusions to an anti-CD3 antibody in the case of T cells (bottom left panel) and CD40L in the case of B cells (bottom right panel). These results suggest that engEx exosomes can be targeted to specific immune cell types for therapeutic applications.

Exosome tropism and compartmental dosing to expand therapeutic index

The proteins on the exosome surface determine the intrinsic cellular tropism of exosomes, analogous to viral capsid proteins dictating AAV tropism. We have developed a suite of tools, including noninvasive imaging and histological techniques, to enable us to carefully analyze the biodistribution and cellular uptake of our engineered exosomes, where tropism has been purposely modified using our engEx Platform, or unmodified exosomes, which naturally target certain cell types or tissues. This has allowed us to develop an understanding of the influence of route of administration of the exosomes on the pattern of uptake and interaction at the cellular level. We have observed a dramatic difference in tissue distribution with different injection routes in animal models. Imaging studies and histology have also revealed rapid distribution and pronounced tissue retention within body compartments (e.g. lung, subcutaneous space, tumor microenvironment) where exosomes are administered.

We have explored the distribution and cellular uptake of exosomes with numerous administration routes including intravenous, intra-peritoneal, oral, sub-cutaneous, intra-tumoral, intra-ocular, intra-muscular, inhaled, intra-cranial and intrathecal. Through this experimentation, using proprietary exosome identification and localization techniques developed at Codiak, we have confirmed that we can selectively target specific cell types—purposely direct the tropism of our engEx exosomes—in various tissues by engineering the surface proteome of the exosome. Our strategy involves matching the engineered or natural tropism for specific cell types with compartmental dosing—delivery to specific body compartments—for targeted delivery of our drug payloads. We believe we enhance the therapeutic index in this way by increasing target engagement and reducing the potential for off-target effects. Our preclinical studies have demonstrated selective delivery and pharmacodynamic effects of our engEx product candidates across multiple routes of administration. We believe these data highlight the flexibility and wide range of dosing options available to potentially facilitate the drugging of historically challenging targets by our engEx exosomes.

Customization of Exosome Pharmacokinetics with Compartmental Dosing and Cell Tropism

The figure above shows compartment-specific retention patterns 2 hours post-dosing via PET imaging of 89 Zr-labelled reporter exosomes in non-human primates after IV and IP administration and in rats after ITh administration. Examples from multiple studies are displayed. Compartmental dosing of PTGFRN exosomes targets tissue resident macrophages. Dosing directly into the low-macrophage compartment of the brain and eye shows uptake into neurons. Exosome dosed intranasally and orally can be detected in the lung alveoli and intestines, respectively. Intramuscular dosed PTGFRN exosomes engage tissue resident innate immune cells and also drain to regional lymph nodes to interact with antigen presenting cells.

Manufacturing

Our proprietary manufacturing process is based on advanced biochemical engineering principles and is supported by a comprehensive set of methods for analytical characterization of both process and product. Our process format and technologies are designed to support scaling up or down to meet the demands of large or small patient populations, respectively. We have manufactured and released GMP engEx exosomes for our first two clinical programs, exoSTING and exoIL-12, from contract manufacturing organizations, or CMOs, using our production technology. Those manufacturing campaigns have been successfully run at the 2,000 liters fed-batch scale and 500 liters perfusion scale, which we believe is sufficient to support all phases of planned clinical development. In addition, we have successfully manufactured the exosome component for our exoASO-STAT6 program.

We have developed large-scale exosome manufacturing technologies meeting current regulatory expectations for product quality, which historically did not exist. The conventional way of producing exosomes for investigation as potential therapies was established in academia with the purpose of generating small amounts of material for scientific experiments and small pilot-scale clinical studies. This method generally consists of growing the exosome-producing cells in flasks, followed by a separation of the exosomes secreted in the liquid fraction by a complex sequence of centrifugation steps. This conventional approach is still used by both academia and other companies focused on exosomes.

Since our inception, it has been clear to us that the conventional approach was incompatible with our objective to industrialize the manufacturing of exosomes for therapeutic purposes and, therefore, radically different technical solutions were required. We developed, from the ground up, a robust and reproducible exosome manufacturing process, capable of large-scale operation, high productivity, purity and quality, assuring compliance with regulatory requirements, such as GMP. Given the complexity of exosomes and the lack of precedent in their large-scale production, this was a challenging task requiring significant investment. However our early focus and investment in building manufacturing expertise enabled us to successfully develop a highly efficient exosome production platform. As illustrated below, our approach more closely resembles a well-established monoclonal antibody manufacturing process as compared to the small-scale conventional exosome production method.

Comparison of Our Large-Scale Manufacturing Technology with Conventional Exosome Production Methods

Process step	Codiak's process	Conventional method
Cell source	 GMP cell bank, well characterized engEx human cell line	Primary human cells
Cell culture	 2,000L fed-batch or 500L perfusion, suspended culture, very high cell density, chemically defined media	Low density, adherent cell culture, serum-containing media, low productivity
Purification	 High productivity, advanced chromatography & filtration technology, scalable	Multiple centrifugation steps, low productivity, long & complex operation
Purified product	 Large volume GMP lots, high purity & reproducibility, closed processing	Manual product collection, open processing
Productivity	One GMP Production Run ⟷	>2,000 Centrifugation Runs

The figure above compares our large-scale manufacturing platform (Codiak’s process) to the conventional method for producing exosomes (Conventional method). Our large-scale manufacturing platform starts with a well-characterized GMP bank of an engEx human cell line. The cells are expanded and transferred to an industrial scale bioreactor and cultured at high cell density in chemically defined media. The exosome-containing harvest is processed in a sequence of advanced chromatography and filtration steps to high purity. Each production run generates a large amount of GMP material that is ready for further processing to final vial fill. The conventional approach typically utilizes primary human cells grown in adherent T-flask or similar cell culture systems and serum-enriched media. The exosome-containing liquid phase is collected and further processed in a sequence of low-capacity centrifugation steps. Finally, the fraction containing purified exosomes is manually extracted from the centrifuge tubes and stored for further use.

We believe that our manufacturing process has overcome the historical challenges associated with exosome production in all critical technical areas, including cell source, cell culture and purification. Key competitive advantages of our manufacturing process versus conventional methods include:

•

Utilization of well-characterized human cell line instead of primary cells. We use a permanent human cell line grown in suspension in chemically defined media without animal-sourced raw materials. Clonal exosome producer cell lines are derived for exosome uniformity and stability, as well as high level production. This eliminates important limitations of primary cells, including restricted availability and sourcing challenges, low reproducibility, serum-dependent growth and limited life span. Our engEx engineered cells are cryogenically stored as well-characterized GMP cell banks of substantial volume, ready for inoculum expansion when a new large-scale manufacturing campaign is initiated.

•

High productivity cell culture in industrial scale bioreactors instead of low-density adherent culture. Our scalable process operates reproducibly in bioreactors of between 5 and 2,000 liters in size, while conventional methods utilize low productivity T-flasks or similar cell culture systems. To date, we have successfully completed hundreds of bioreactor development runs at various scales, including over 35 runs at the 50 liters pilot-scale and four GMP production runs at 500 liters and 2,000 liters scale. Our process was originally developed in a fed-batch version, which was successfully scaled to 2,000 liters. To further enhance engEx exosome productivity and overall process performance, we have recently developed a proprietary technology based on high-density perfusion (continuous) cell culture, which was successfully implemented at the 500 liters scale. Both production technologies (fed-batch and perfusion) are compatible with the desired bioreactor configuration (stirred tank), our cell lines and chemically defined cell culture media.

•

Advanced purification technology instead of complex sequence of centrifugation steps. The low productivity and complexity of centrifugation is incompatible with the requirements for large-scale GMP exosome manufacturing. We eliminated centrifugation by developing a scalable purification process based on an optimized sequence of filtration and chromatography steps. Our proprietary purification process is characterized with high productivity and reproducibility, yielding exosome material comparable to our ultrapure reference standard.

The integration of these novel technologies into an optimized manufacturing process yields several major advantages:

•

Reproducibility and robustness. To ensure reproducibility at a larger scale, we have conducted hundreds of development runs before process transfer to CMOs with 100% success rate of our large-scale GMP production campaigns to date.

•

Platform process. We can process various engEx constructs, including exogenously loaded exosomes and exosomes engineered through genetic programming, in the same production system with limited process development time, thus significantly enhancing speed and reducing CMC risks.

•	High degree of scalability. All process steps are designed to be scalable and support clinical indications with small and large patient populations.
•	Low contamination risks. Our manufacturing process is based on a single-use (disposable), closed and aseptic operation, minimizing the risk of contamination.
•	Transferability. The underlying process technology is readily transferable to CMOs for large-scale GMP production.
•

High product quality. The operation of all process steps and the quality of the process intermediates, as well as the final purified material are monitored using a robust set of analytical tools, including assays for exosome potency, purity and identity. A set of qualified release and characterization assays is used for GMP lot release.

•	Manufacturing cost. We believe we will be able to manufacture our engEx exosomes at a cost similar to other biologics.

•

Time to IND. We believe that our engEx Platform enables significant reduction in the time to IND, positioning the development of exosome therapeutic candidates generally within the timelines reported for well-established biologics.

To complement our external manufacturing supply chain, we are establishing our own Phase 1/2 clinical manufacturing facility, or CMF, in Lexington, Massachusetts, which commenced operations in the fourth quarter of 2020. The CMF incorporates our proprietary processes and, once fully operational, will allow for the production of scalable quantities of engEx exosomes for the initial stages of drug discovery through clinical proof of concept studies for ourselves and our collaboration partners. We believe that the CMF will further reduce time to IND, enhance the speed with which we can incorporate technological advances into our manufacturing process, significantly reduce the costs of GMP manufacturing and strengthen our intellectual property position in the field. Functionally, we expect that it will cover all steps of the GMP exosome manufacturing process, including cell banking, upstream and downstream operation, exogenous exosome loading and clean up, as well as final vial fill. The GMP products will be tested and released by a co-located quality control, or QC, lab.

We believe that our CMF capacity will be sufficient to support the initial stages of drug discovery through clinical proof of concept studies for ourselves and our collaboration partners. For any programs that advance to later stage clinical trials and commercial stage, if approved, we currently envision two manufacturing scenarios. First, we plan to establish a long-term, strategic partnership with a premier CMO offering late-stage clinical and commercial capacity. Second, we have designed our CMF with the flexibility in the long-term to be expanded and potentially certified for late stage clinical and product launch manufacturing. Overall, we believe that the Phase 1/2 capacity of our CMF will support an expedited progression of our programs from inception to clinical stage. Furthermore, if our strategy for future late-stage clinical and commercial manufacturing materializes, we believe we will be able to efficiently move our most successful programs into pivotal trials.

Our programs

Our versatile engEx Platform has allowed us to develop several engEx therapeutic candidates that may be capable of treating diseases in a wide range of organs or tissues. We have initiated programs across multiple therapeutic areas with the goal of developing and delivering life changing medicines in diseases characterized by significant unmet need.

Our oncology programs

We believe our engEx Platform has broad therapeutic potential across a range of both solid tumors and hematological cancers. Our initial engEx product candidates focus on two well-validated pathways in oncology, STING agonism and IL-12-engagement. We advanced both candidates into clinical trials in September 2020. We also have multiple preclinical research programs that explore the applicability of our engEx exosomes across various pathways, drug modalities and cancer indications with high unmet need.

exoSTING for the treatment of solid tumors

Overview

exoSTING is an exosome therapeutic candidate engineered with our engEx Platform to carry our proprietary STING agonist inside the lumen of the exosome while expressing high levels of PTGFRN on the exosome surface to facilitate specific uptake in tumor-resident APCs. The STING pathway is a component of the innate immune system that detects cytoplasmic DNA and helps invoke an inflammatory response. Engagement of the STING pathway has been validated to elicit an anti-tumoral response, yet therapeutic development has been generally limited by non-selective cell delivery, off-target toxicity to important immune cells in the tumor and dose-related toxicity due to leakage of the STING agonist into the circulation. We believe exoSTING has the potential to overcome these limitations.

We are developing exoSTING for the treatment of multiple solid tumors with low levels of T cells and enriched in the target APCs, initially focused on metastatic HNSCC, TNBC, cSCC and ATC. We believe there are approximately 90,000 patients annually in the US with these cancers. exoSTING, which we believe has a best-in-class profile, has demonstrated encouraging preclinical activity. In September 2020, we initiated a Phase 1/2 clinical trial of exoSTING and we anticipate safety, biomarker and preliminary efficacy data by mid-2021.

We believe exoSTING may also prove beneficial in certain neuro-oncology indications, such as GBM and LMD, should the results of our preclinical investigation support moving forward in those areas. We believe there is also a significant opportunity beyond the initial indications in our Phase 1/2 clinical trial in the numerous myeloid rich solid tumors, which show poor responses to the checkpoint inhibitors, or CPIs. We are also generating preclinical data with CPIs and exoIL-12 in combination with exoSTING to further expand options for clinical development with molecules that synergize with or enhance the responses to single agent exoSTING.

exoSTING Design

The figure above illustrates the design of exoSTING. The surface of exoSTING is enriched with PTGFRN (green) to facilitate selective uptake in tumor-resident APCs. The lumen of exoSTING is loaded with our proprietary CDN activator of the STING pathway

Free STING agonists for the treatment of solid tumors and historical challenges

The potential for targeting the STING pathway to elicit anti-tumor responses has been well-validated by several industry-sponsored clinical and preclinical programs investigating free STING agonist, or FSA, molecules. The majority of preclinical and clinical programs targeting the STING pathway to date have administered the FSA molecule, a cyclic di- nucleotide, or CDN, intra-tumorally, in an attempt to localize innate immune activation to the tumor microenvironment, or TME, where APCs and tumor antigens can be found. However, the ability to utilize FSAs as therapies to activate innate immunity in the TME has generally been hampered by absence of selectivity, poor drug-like activities, a short duration of tumor retention and systemic exposure, causing adverse events.

Injecting increasing doses of FSA intra-tumorally can cause cell death at the injection site and result in leakage of the FSA out of the tumor and into the blood. It is also likely that the systemic exposure to FSAs and activation of the STING pathway in sites distal to the TME interferes with the establishment of the necessary cytokine/chemokine gradients for productive immune-response to the tumor.

Our approach

We have engineered exoSTING to overcome the therapeutic limitations of FSAs. The role of natural exosomes in activating the STING pathway and in mediating immune surveillance is our primary rationale for developing exoSTING. In our exoSTING construct, a highly potent CDN molecule substitutes for genomic DNA and is designed to significantly enhance innate immune activation to attract T cells by establishment of chemokine gradients, facilitate APC presentation of tumor antigens to T cells and promote adaptive immunity to the tumor. Specifically, exoSTING consists of an exosome engineered with our engEx Platform to express high levels of PTGFRN on the exosome surface, with our proprietary, small molecule STING agonist loaded into the lumen of the exosome. The high-level display of PTGFRN in exoSTING promotes directed delivery of our CDN molecule into APCs in the TME to specifically engage the STING pathway in the desired target cell.

We designed exoSTING to specifically target tumor resident APCs after intra-tumoral administration to mimic natural immune surveillance, which we believe can enhance the therapeutic index within the tumor and achieve systemic anti-tumor immunity, consistent with our preclinical results. In our studies using preclinical tumor-bearing animal models, we observed selective delivery of our CDN via exoSTING to APCs in the TME resulted in 100-fold greater activity compared to the FSA alone.

Anti-Tumor Response to exoSTING in Primary

and Distant Tumor Sites vs. free STING Agonist

The figure above shows that significant systemic anti-tumor activity was observed with exoSTING. B16F10 tumor cells were implanted both subcutaneously as well as intravenously. The mice were treated with a FSA or exoSTING on days 5, 8 and 11 at different doses as indicated. Primary tumor growth (left panel) of the subcutaneous tumor was measured. The secondary lung tumor burden was also evaluated on day 17 using histopathology. The number of secondary lung tumor nodules as evaluated by histology and complete tumor elimination (CR) of the lung metastasis is plotted (Right panel). Representative mouse lung images from the FSA and exoSTING group are shown. (Red arrow = tumor cells, green arrow = immune cells, ANL = adjacent lung tissue.) *p<0.05 by one-way ANOVA

We believe that specific delivery of exoSTING to APCs in the TME and retention in the tumor will overcome observed challenges to FSAs delivered intra-tumorally. This proposed advantage of exoSTING versus FSAs is supported by extensive preclinical data in mice and studies in non-human primates. Our own preclinical studies have further validated the potential of the STING pathway and suggest differentiation compared to the FSAs that are in advanced and early clinical testing by numerous biopharmaceutical companies. We initiated our Phase 1/2 clinical trial of exoSTING in September 2020 following the recent clearance of our investigational new drug application, or IND, and clinical trial authorization application, or CTA, and anticipate safety, biomarker and preliminary efficacy data by mid-2021.

exoSTING preclinical data

In our preclinical mouse models, we observed that exoSTING, with the selective delivery of our CDN molecule to APCs in the TME, resulted in superior localized anti-tumor immune-response, indicated by interferon beta, or IFNß, production, T cell attracting chemokine release and influx and preservation/expansion of CD8+ T cells, compared to the delivery of FSAs intra-tumorally. See the figure below. The pattern of innate immune activation followed by adaptive immunity seen preclinically with exoSTING recapitulates the cadence of events noted for natural immune surveillance.

exoSTING Induced CD8+ T cell Recruitment to the Tumor

The figure above shows the immune histochemistry analysis of B16F10 tumors treated with intra-tumoral injection of either exoSTING or FSA. Samples were harvested at four hours or 24 hours following the first dose or the second dose of indicated treatment and the tumor samples were stained for macrophages and CD8+ T cells using immunohistochemistry. The left panel shows that injection of exoSTING lead to influx and enhancement of both CD8+ T cells as well as macrophages, whereas injection of FSA failed to recruit these immune cells. The number of CD8+ T cells was quantified and plotted (right panel). A statistically significant increase in number of CD8+ T cells was observed at both four hours and 24 hours following the second dose of exoSTING. In contrast, FSA treatment was not associated with sustained increase in CD8+ T cell infiltration. These results suggest that exoSTING mobilizes T cell infiltration into tumors with low levels of T cells.

Other published preclinical studies involving intra-tumoral administration of competitor FSAs have generated complex dose response curves with activity at low doses, but lack of anti-tumor immune-responses and systemic immune memory at higher doses. The loss of antitumor activity correlates with doses of FSAs that ablate infiltrating T cells in the tumor. In vitro studies with purified human immune cells showed selectivity of exoSTING uptake into APCs, but not T cells, B cells or NK cells, further demonstrating the cell type selectivity of exoSTING compared to FSAs, which demonstrated promiscuous uptake into immune cells. Therefore, we believe the selective targeting to APCs in the TME we have observed in preclinical studies with exoSTING suggests a substantial advantage. See the below figure.

The potential killing of immune effector cells by FSAs may limit their clinical benefit—the higher the dose, the greater the off-target toxicity, thus resulting in a reduced therapeutic index. We believe that exoSTING and the engineered tropism into APCs in the TME provide an enhanced therapeutic index and potential best-in-class drug phenotype to engage the STING pathway and elicit potent innate and adaptive immune activation in the TME.

Selective Activation of Monocytes, Dendritic Cells and M2 Macrophages, without T-Cell Toxicity with exoSTING.

The figure above illustrates uptake and activation following in vitro treatment with exoSTING and FSAs in purified immune cells. CD86 expression was assessed as a cell activation marker for monocytes, whereas CD69 was used as an activation marker for T cells, NK cells and B cells. Activation of STING pathway was measured by IFNb production. exoSTING preferentially activates monocytes (panel a), in particular dendritic cells (panel c) and M2 polarized macrophages (panel d), but exoSTING does not activate M1 polarized macrophages (panel e) and also spares T-cells (panel f). In contrast, FSA non-selectively activates monocytes, T-cells and NK cells (panel b) and also is taken up by and activates the STING pathway in M1 macrophages (panel e) and T-cells (panel f). Data are presented as means ± s.e.m. RLU: Relative Luminescent Unit.

Our good laboratory practice, or GLP, toxicology study in non-human primates supports the target product profile of exoSTING as illustrated by dose dependent injection-site retention with potent local pharmacology and limited systemic exposure. See panel A in the figure below. The tissue retained pharmacokinetic, or PK, profile of exoSTING was correlated with dose dependent and localized pharmacodynamic, or PD, activity as shown by multifold increments in the T-cell attracting chemokine CXCL10 (also known as IP10) with limited systemic IFNß. See panels B and C in the figure below. Local administration of exoSTING was well-tolerated and no local or systemic adverse events were observed. The highest tested dose of 5 µg (approximately 1.6 µg/kg) was the no-observed adverse event level, or NOAEL.

Pharmacokinetic and Pharmacodynamics of exoSTING in Skin and Blood in Non-Human Primates (NHP)

The figure above shows analyses of PK and PD in NHP following subcutaneous administration of exoSTING. Left panel: A 30-minute NHP skin biopsy (N=10) from the injection site was analyzed for exoSTING levels and compared to exoSTING levels in plasma (n=10). Graph represents Mean with SEM of plasma and skin concentrations of exoSTING demonstrating local retention of the drug. Middle panel: Pharmacodynamic (PD) analysis was performed in skin punch biopsy around the injection sites and corresponding plasma at 24 hours post-dose. Transcriptional profiling analysis of the skin samples demonstrated a dose dependent increase in the T-cell attracting chemokine CXCL10 (also known as IP10). Right panel: In contrast, modest increase in IFNb levels was observed in plasma. These data show that retention of exoSTING at the injection site led to local pharmacological activity with minimal leakage into blood circulation.

Moreover, our preclinical, ex vivo histo-culture studies with intra-tumoral injection of exoSTING showed effect in 9 out of 10 HNSCC human tumor samples. In addition, our approach to the clinical development of exoSTING has been informed by observations from clinical testing by others of FSAs. For example, clinical trials of FSAs with anti-PD-1 checkpoint inhibitors have shown clinical activity in HNSCC, TNBC and ATC and clinical trials using FSAs in HNSCC have advanced to Phase 2 clinical trials. However, data from clinical trials of FSAs administered as a monotherapy have only shown relatively minor activity to date. We believe that the properties of exoSTING as opposed to FSAs will have the potential to improve the likelihood of seeing single agent activity, particularly in these tumor types.

Our Phase 1/2 clinical trial

Our IND in the US for exoSTING went into effect in May 2020 and we received clearance of our CTA in the United Kingdom, or the UK, for exoSTING in June 2020. In September 2020, we initiated a Phase 1/2 clinical trial of exoSTING in the US and UK in patients with advanced/metastatic, recurrent, injectable solid tumors, with a focus on tumors likely to be enriched in the target APCs. Examples of such tumors include HNSCC, TNBC, ATC and cSCC.

In our Phase 1/2 clinical trial of exoSTING, in Part A, we are investigating safety, tolerability, pharmacological activity and objective tumor response. Pharmacodynamic and anti-tumor activity are being assessed via serial assessment of objective response rate via CT scans and measurement of cancer biomarkers, cytokines, transcriptional profiling analysis in blood and tissue, systemic tumor specific T-cells as well as histological assessment of tumor tissue biopsies for histological response (e.g. T cell infiltration) and biomarkers. Our analyses will characterize safety, retention of our CDN molecule, dose response and objective tumor responses and, assuming positive data, should define a dose to advance into potential cohort expansion studies. We plan to enroll expansion cohorts of patients at the recommended Phase 2 dose in Part B of the trial.

Outline of Our exoSTING Phase 1/2 Clinical Trial

The figure above outlines flow of our exoSTING Phase 1/2 clinical trial. The study design is open label and multiple dose cohorts will be investigated using a common oncology “3+3” design. Subjects with injectable solid tumors can be enrolled with particular focus on patients with HNSCC, TNBC, cSCC and ATC. During screening study subjects will have a pre-dose biopsy of the injected tumor lesion(s) as well as CT scanning (imaging) for estimating tumor burden and establishing baseline for assessment of clinical activity. During Cycle 1, exoSTING will be dosed on Days 1, 8 and 15. During Cycle 2, exoSTING will be dosed on Days 1 and 15. From Cycle 3 and onwards, exoSTING will be dosed on Day 1 of each cycle. Safety data and samples will be collected throughout the study. Following start of treatment with exoSTING, serial tumor biopsies are taken on Cycle 1 Day 15 and Cycle 2 Day 15. CT scanning Imaging for assessment of anti-tumor activity via RECIST is done at 8-week intervals throughout the study. Following completion of Part A, the study can transition to Part B with potential early expansion into the initial target indications.

We initiated this trial in September 2020, with safety, biomarker and preliminary efficacy data, as assessed by serial CT scans every eight weeks, expected by mid-2021. We have made a number of trial design enhancements for our exoSTING Phase 1/2 program based upon observations from clinical testing of FSAs (ADUS100 and MK 1454) and other intra-tumoral administered drugs. We believe these enhancements will reduce variability with dosing and optimize the assessment timing for biomarkers to provide robust data to evaluate the single agent activity of exoSTING.

Pending data from our Phase 1/2 clinical trial and cohort expansion, we plan further development in our initial target indications, HNSCC, TNBC, cSCC and ATC, depending upon observed biomarker and preliminary efficacy data. Of note, ATC is a rare cancer—approximately 450 cases annually in the US—with a very high unmet medical need. Emerging data with a FSA in combination with CPI has shown activity in ATC. We believe that positive single agent activity of exoSTING in ATC, if observed in our Phase 1/2 clinical trial, could potentially lead to an accelerated development and regulatory approval pathway.

Furthermore, we believe exoSTING may also prove beneficial in certain neuro-oncology indications, such as GBM and LMD. Our investigation of exoSTING in GBM and LMD would represent a unique area of exploration of this pathway in areas of high unmet need, fits well with standard routes of delivery for drugs in these indications and may provide a potential opportunity for rapid single-agent development should our studies warrant progression into these malignancies. We believe there is also a significant opportunity beyond the initial indications in our Phase 1/2 clinical trial in the numerous myeloid rich solid tumors, which show poor responses to the CPIs. We are also generating preclinical data with CPI and exoIL-12 in combination with exoSTING to further expand options for clinical development with molecules that synergize with or enhance the responses to single agent exoSTING.

exoIL-12 for the treatment of cancer

Overview

exoIL-12 is an exosome engineered using our engEx Platform to display IL-12 in a fully active form on the surface of the engEx exosome, via PTGFRN, which enables engagement of the IL-12 receptor on immune effector cells. In previous preclinical and clinical studies conducted by others, IL-12 was observed to elicit a significant anti-tumor immune-response as a single agent through activation of T cells, NK cells and macrophages. We are developing exoIL-12 for the treatment of various forms of cancer that contain T cells and NK cells and which have previously shown clinical responses to IL-12 in prior studies with recombinant IL-12, or rIL-12. Development of rIL-12 and other strategies that have attempted to localize IL-12 to the TME have been limited by unwanted systemic exposure to IL-12, which has been associated with serious toxicity, including liver function abnormalities, hematologic toxicity and death. We believe exoIL-12 has the potential to overcome these limitations because of the pronounced localization of IL-12 in the TME with undetectable systemic exposure as seen in our preclinical mouse tumor models and non-human primate, or NHP, studies.

We are developing exoIL-12 for the treatment of solid tumors where engagement of the IL-12 pathway has been well-characterized, such as melanoma, MCC, Kaposi sarcoma, GBM and TNBC. We are initially focused on early stage CTCL. exoIL-12, which we believe has a best-in-class profile, has demonstrated encouraging preclinical and now clinical activity. In September 2020, we initiated a Phase 1 clinical trial of exoIL-12. In December 2020 and February 2021, we reported positive results from the single ascending dose portion of our Phase 1 clinical trial of exoIL-12 in healthy volunteers. In this randomized, placebo controlled, double-blind study, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results confirmed the desired localization and retention of IL-12 at the injection site for at least 24 hours, as well as prolonged production of the T cell attractant chemokine IP-10 for 8-15 days depending upon dose. These results are consistent with our preclinical testing and confirm exoIL-12’s target product profile of local drug retention at the injection site, prolonged local pharmacodynamic activity, and lack of systemic IL-12 exposure. We plan to initiate the next portion (Part B) of the Phase 1 clinical trial, evaluating the safety and efficacy of exoIL-12, in CTCL patients at the optimal starting dose of 6 µg administered every other week, which we believe to be the optimal pharmacologically active dose based upon the healthy volunteer data from Part A of the trial and prior preclinical data with exoIL-12. We expect to see safety, biomarker and preliminary efficacy results from the repeat dose portion of our Phase 1 clinical trial of exoIL-12 by year-end 2021.

We estimate that the initial target patient populations for exoIL-12 represent approximately 19,000 current patients in the US and UK with an annual incidence rate of 3,600 new cases.

exoIL-12 Design

The figure above illustrates the design of exoIL-12. The surface of exoIL-12 is enriched by the type I glycoprotein called PTGFRN (green) with in frame fusion of IL-12 (blue and yellow).

IL-12 and historical challenges

Clinical trials to date investigating rIL-12 in patients with CTCL, melanoma, MCC, Kaposi sarcoma, GBM and TNBC have reported encouraging single agent clinical activity data. However, systemic exposure to IL-12, even at low doses, is associated with substantial toxicities and in some cases, fatalities. Several more recent approaches have been tried to localize IL-12 to the TME via intra-tumoral administration, including adenovirus gene therapy, messenger RNA and electroporation of plasmid DNA encoding soluble rIL-12. These methods all delivered rIL-12, which is not localized to the TME exclusively, and showed wide variability in the quantity and duration of rIL-12 production, leading to variable degrees of systemic exposure and IL-12 induced toxicity. More recently, an adenovirus vector with a controllable promoter was shown to have promising results in GBM. While intra-patient levels of rIL-12 exposure in the systemic circulation could be managed, inter-patient IL-12 production levels varied widely. These observations suggest the level of localized TME dosing may be highly correlated to more robust tumor responses, the ability to control dose and a potentially better overall adverse event profile resulting from controlled systemic exposure. While rIL-12 has demonstrated an encouraging biological rationale as a viable cancer treatment across multiple tumor settings, its utility has been severely limited due to the historical inability to manage adverse events caused by systemic exposure to rIL-12 or consistently deliver precise local dosing in the TME.

Our approach

We designed exoIL-12 to overcome the therapeutic limitations of rIL-12. exoIL-12 was engineered to display IL-12 on the surface of the exosome using PTGFRN as a scaffold to facilitate potent local pharmacology at the injection site, with precisely quantified doses and to minimize the systemic exposure to IL-12. By displaying IL-12 on the surface of an exosome, and administering the drug intra-tumorally, we believe exoIL-12 may limit systemic exposure of IL-12 and associated toxicity and therefore potentially demonstrate an enhanced therapeutic index. We expect that exoIL-12 will allow local TME pharmacology without systemic exposure to the drug, with the potential to deliver more robust tumor response, dose control and an improved safety profile, and ultimately unlocking the potential of IL-12 across a group of human tumors already shown to be responsive to rIL-12 in prior studies.

exoIL-12 preclinical data

We have conducted extensive in vitro and in vivo testing of exoIL-12 in animal models. The results in syngeneic tumor models in mice demonstrated that exoIL-12 was approximately 100-fold more potent than rIL-12 despite equipotency in vitro. We also assessed the generation of systemic immunity in a MC38 syngeneic mouse tumor model, as measured post-study in the splenic lymphocyte pool, and observed that exoIL-12 elicited a systemic immunity of greater magnitude than rIL-12 at identical doses.

exoIL-12: In vivo Anti-Tumor Effect and Induction of Systemic Anti-Tumor Immunological Memory

The figure above shows that exoIL-12 retains the activity of rIL-12 in vitro and induced a greater anti-tumor response (n=13). A) Representative dose-response curves of IFNY secretion from aCD3-stimulated human PBMCs after treatment with dose titrations of exoIL-12 or rIL-12. B) Comparison of anti-tumor activity of exoIL-12 and rIL-12 administered in M38 tumors. Mice were dosed three times intra-tumorally for MC38 (n=8). Tumor growth means ± SEM are displayed for tumor volumes from the various treatment groups over time. Tumors continued to grow in the rIL-12 treated group at the 100 ng dose and no complete responses (CRs) were observed. exoIL-12 showed dose-dependent effects on tumor growth rates at doses of 1, 10, or 100 ng. exoIL-12 at the 100 ng dose level resulted in complete responses in 5 mice (63%). C) The mice cured of tumors were re-challenged with fresh tumor cells; a group of naïve mice were also inoculated with MC38 tumors. No tumor growth was observed in any of the mice previously treated and cured with exoIL-12 demonstrating immunological memory.

Antigen-specific CD8+ T cells

The figure above illustrates the induction of antigen-specific anti-tumor responses in tumor-bearing mice after exoIL-12 treatment. Naïve mice (left), or mice treated with exoIL-12 after an initial subcutaneous implantation of the MC38 colon cancer cell line (right) were challenged by reimplantation of MC38 cells. T cells from the spleens of tumor-bearing mice in both groups were isolated and assayed for recognition of p15e, an MC38 tumor-associated antigen. Mice previously treated with exoIL-12 demonstrated significantly higher levels of tumor antigen-specific T cells than control animals as measured by flow cytometry. These results suggest that exoIL-12 treatment can induce an antigen-specific anti-tumor response in models of cancer.

In order to understand the potential mechanism for this activity improvement, we developed assays to investigate the IL-12 protein in the tumor over time post-injection. As shown in the figure below (left), we observed that levels of IL-12 remained higher for 48 hours following administration of exoIL-12 as compared to rIL-12. This superior tumor retention translated to prolonged activity of exoIL-12 in the tumor, as measured by IFNY production, as shown in the figure below (right). Thus, by localizing the IL-12 to the TME, the anti-tumor immune activity that resulted with exoIL-12 allowed for reduced IL-12 doses to achieve tumor shrinkage, further enhancing the therapeutic index of exoIL-12.

exoIL-12 Shows Tumor Retention and Prolonged IFNY Production

The figure above shows intra-tumoral administration of exoIL-12 showed tumor retention (left) and prolonged T cell activation as measured by IFNY production (right). B16F10 tumor bearing mice were injected with either recombinant IL-12 or exoIL-12 (100 ng) and tumor tissue was collected at indicated time points and following administration. Levels of rIL-12 or IFNY were evaluated and plotted (n=3).

Our GLP toxicology study in non-human primates supports the target product profile of exoIL-12 as illustrated by dose dependent injection-site retention and no measurable systemic exposure of IL-12. See the left panel in the figure below. Four weekly doses of exoIL-12 demonstrated dose dependent and sustained localized pharmacodynamic activity as shown by increments in IFNY induced chemokines, such as IP-10, with negligible levels of IFNY and related chemokines in systemic plasma. See middle and right panels in the figure below. In NHPs, local administration of exoIL-12 was generally well-tolerated and no systemic or local adverse events were observed. The highest tested dose of 3 µg (approximately 1 µg/kg) was the NOAEL.

Pharmacokinetics and Pharmacodynamics of exoSTING in skin and blood in NHP

The figure above shows analyses of PK and PD in NHP following subcutaneous administration of exoIL-12. Left panel: A 30-minute NHP skin biopsy (N=10) from the injection site was analyzed for exoIL-12 levels and compared to exoIL-12 levels in plasma (n=10). Graph represents Mean with SEM of plasma and skin concentrations of exoIL-12 demonstrating local retention of the drug. Middle panel: Pharmacodynamic (PD) analysis was performed in skin punch biopsy around the injection sites and corresponding plasma following repeat dosing. ELISA analysis of the skin samples demonstrated a dose dependent increase in IFNY related chemokine IP-10. Right panel: In contrast, a modest increase in IP-10 levels was observed in plasma. These data show that retention of exoIL-12 at the injection site led to local pharmacological activity with minimal leakage into blood circulation.

Our Phase 1 clinical trial

We received clearance for our CTA in the UK for exoIL-12 in August 2020 and initiated a Phase 1 clinical trial in September 2020. In addition, we have completed GMP manufacturing of exoIL-12 and vialed material has been released and qualified. Our Phase 1 clinical program for exoIL-12 consists of two parts (Part A & B) to explore safety, tolerability, PK and PD with a single subcutaneous dose in healthy volunteers (Part A) and a repeat dose study of intra-lesional administered exoIL-12 in stage IA-IIB CTCL patients (Part B).

Outline of Our exoIL-12 Phase 1 Clinical Trial

The figure above outlines the flow of our exoIL-12 Phase 1 clinical trial. Part A of the study was a randomized, placebo-controlled, single ascending dose design in healthy volunteers. exoIL-12 was administered subcutaneously and the study investigated safety and tolerability, as well as PK and PD in blood and within the area of the injected skin. Following completion of Part A in which we identified what we believe to be the optimal pharmacologically active starting dose, 6mg, the study will transition to Part B which will be an open label, “3+3” design, multiple ascending dose study of intra-lesional administration of exoIL-12 in patients with CTCL Stage IA-IIB. During Part B, safety, PK, and clinical activity data will be collected. We intend to assess anti-tumor response at 4-week intervals using CAILS and mSWAT scores. We plan to also assess pharmacodynamics in serial blood samples and paired tumor lesion biopsies. Pending the data generated in Parts A and B, we may expand our clinical development of exoIL-12 into multiple other indications, in some of which rIL-12 has proven to have single agent anti-tumor activity, such as TNBC, melanoma, GBM, MCC and Kaposi sarcoma.

Part A was a single ascending dose placebo-controlled investigation of subcutaneously administered exoIL-12. A total of five cohorts each with five subjects were enrolled, randomized 3:2 active drug to placebo, and dosed in Part A of the Phase 1 study. Each cohort received a subcutaneously administered single ascending dose of exoIL-12: 0.3 µg, 1.0 µg, 3.0 µg, 6.0 µg or 12.0 µg, respectively. We compared safety, tolerability and PK/PD data from serial blood and skin punch biopsies against previous single ascending dose studies of rIL-12 in healthy volunteers, which have shown systemic release of rIL-12 into the blood from the injection site and systemic IFNY production. We expected that subcutaneous administration of exoIL-12 would demonstrate a better adverse event profile as well as retention of IL-12 at the injection site and localized pharmacodynamic effects, in contrast to previous studies with subcutaneous administration of rIL-12. We observed this profile of exoIL-12 in our GLP toxicology study where exoIL-12 was administered in animal models by subcutaneous administration.

In December 2020, we reported positive tolerability data from Part A of our randomized, placebo-controlled, double-blind Phase 1 trial of exoIL-12 in healthy human volunteers. Consistent with our expectations and results of our preclinical observations, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. In February 2021, we announced positive pharmacodynamic activity results from Part A of the trial. Results confirmed the desired localization and retention of IL-12 at the injection site for at least 24 hours, as well as prolonged production of the T cell attractant chemokine, IP-10, for 8-15 days depending upon dose. These results are consistent with our preclinical testing and confirm exoIL-12’s target product profile of local drug retention at the injection site, prolonged local pharmacodynamic activity, and lack of systemic IL-12 exposure. PD measurements including IL-12 receptor-mediated signaling assessed by induction of IP-10 was measured in skin punch biopsies at a 1.5 cm radius from the subcutaneous injection site. Samples were collected immediately prior to dosing (placebo or exoIL-12) and at 24 hours, Day 8 and Day 15 after administration. Results showed detectable IL-12 near the injection site as much as 24 hours post injection at the 6 µg dose. Samples collected at the 8-day and 15-day time points did not have detectable IL-12. In contrast, doses from 1.0 µg to 12 µg (not 0.3 µg) showed significant induction of IP-10 production in the skin detectable for 8-15 days confirming robust and durable local pharmacology. At the highest 12 µg dose, IP-10 was also detectable in the plasma, but not at any of the lower doses. As noted above, no detectable IL-12 was present in plasma and no drug-related adverse events were observed across the entire dose range. These results confirm the prolonged, local activation of the IL-12 signaling cascade. We now plan to initiate the Part B portion of the Phase 1 clinical trial, described below, evaluating the safety and efficacy of exoIL-12, in CTCL patients at the optimal starting dose of 6 µg administered every other week, which we believe to be the optimal pharmacologically active dose based upon this healthy volunteer data and prior preclinical data with exoIL-12.

Panel A – Plasma IP-10	Panel C – Skin IP-10

Panel B – Plasma IL-12	Panel D – Skin IL-12

100
10
1
IL-12 [pg/mL]
0
200
400
600
800
Time [hrs]
Placebo
exoIL-12 6.0 mcg

Illustrates Pharmacodynamics and Pharmacokinetic results of placebo vs exoIL-12 at the 6 µg dose. Panel A: Show no difference in plasma IP-10 levels between placebo and exoIL-12 at 6 µg. Panel B: Show no systemic exposure of IL-12 with exoIL-12 at 6 µg and no difference from placebo. Panel C: Demonstrate local and prolonged production of IP-10 in the skin following exoIL012 at 6 µg vs no changes in IP-10 with placebo. The IP-10 production is durable through Day 8 -15. Panel D: Show local IL-12 levels in the skin at 24 hours after administration of exoIL-12 at 6 µg.

Panel A – Skin IP-10	Panel B – Plasma IP-10

Legend

Illustrates pharmacodynamics results of exoIL-12 vs placebo in skin and plasma. Panel A: Demonstrates local and prolonged production of IP-10 in the skin following exoIL-12 at dosages of 1.0 to 12.0 µg vs no changes in IP-10 with placebo or 0.3 µg. The IP-10 production is durable through Day 8 -15. Panel B: Shows no difference in plasma IP-10 levels between placebo and exoIL-12 at 0.3, 1.0, 3.0 and 6.0 µg, however a little increase in plasma IP-10 on Day 3 with exoIL-12 at 12.0 µg.

Part B will be a multiple ascending dose open label clinical trial of intra-lesional administered exoIL-12 and will be conducted in patients with Stage IA-IIB CTCL (Mycosis fungoides, or MF). Exacerbation or progression of CTCL has been associated with reduction in levels of IL-12 within the tumor lesions. As such, the therapeutic rationale of exoIL-12 is to restore the local deficit of IL-12 and prevent progression. Importantly, rIL-12 used by others as a single agent has been clinically validated in CTCL with previous studies conducted by others reporting an overall response rate of 56%, which included 2 out of 9 complete responses and 3 out of 9 partial responses. A follow-on study in 23 patients with Stage IA, IB or IIA CTCL showed measurable response in 17 out of 23 patients (74%) and duration of effect lasting from 3 to 45 weeks. The clinical activity of rIL-12 was observed after approximately four to six weeks dosing and we believe the cutaneous nature of the disease enables potential early detection of clinical activity using validated assessment measures specific for CTCL. It has also been observed in the trials of rIL-12 conducted by others that treatment effects can be observed in distal lesions and not just the injected lesion. This is consistent with the anticipated systemic immune-response against the malignant cells, supported by our preclinical mouse models showing development of systemic immunological responses to the tumor.

Part B of our trial will investigate safety and IL-12 exposure as well as local biomarker analysis of gene expression in serial punch biopsy specimens. Furthermore, we plan to assess clinical activity at four week intervals via serial assessment of objective response rate using Olsen criteria and Composite assessment of index lesion severity, or CAILS, and Modified Severity Weighted Assessment Tool, or mSWAT. In addition, we plan to obtain serial blood samples for measurements of cytokines and gene expression, assess local lesional responses by histology and analyze cellular biomarkers. We expect that patients will be able to continue to receive exoIL-12 for as long as they are experiencing clinical benefit. The study is being conducted in the United Kingdom. Given COVID-19-related restrictions involving new study initiation, we are working closely with study sites to open enrollment and commence dosing of patients when allowable and appropriate. Safety, biomarker and preliminary anti-tumor efficacy results are anticipated by the end of 2021.

Pending proof of concept data from Part B of our CTCL Stage IA-IIB study, we plan to further develop exoIL-12 in this patient population. We anticipate initially expanding development of exoIL-12 to include other indications where rIL-12 has demonstrated single agent clinical activity, using doses derived from the Phase 1 CTCL study. We believe exoIL-12 may have utility in several other tumor types that have been shown to respond to rIL-12 monotherapy over the last two decades, such as melanoma, MCC, Kaposi sarcoma, GBM and TNBC. As mentioned above in our discussion of exoSTING, we are exploring exoIL-12 as a combination therapy with exoSTING in animal models, which represents a possible proprietary combination strategy in cancer therapy.

exoASO-STAT6 for treatment of cancer

Overview

exoASO-STAT6 is an exosome engineered using our engEx Platform to overexpress PTGFRN to selectively target uptake in M2 polarized tumor-associated macrophages. exoASO-STAT6 is engineered with a surface displayed antisense oligonucleotide, or ASO, selective for the transcription factor STAT6. STAT6 is a transcription factor that activates genes that encode immunosuppressive cytokines from these M2 macrophages. We are developing exoASO-STAT6 for treatment of cancers rich in so-called M2 polarized (tumor permissive/anti-inflammatory) macrophages. These M2 macrophages secrete cytokines that repel T cells and other immune effector cells from the TME and dampen their function. These M2 macrophages are “polarized” meaning they are biased by the expression of certain gene transcription factors, to make several immune suppressive factors. Targeting STAT6 acts as a potent switch of the polarization of tumor-associated macrophages from an M2 tumor permissive/anti-inflammatory phenotype to an M1 T cell attractive, anti-tumor/inflammatory phenotype. This is reflected in the production of prototypical M1 cytokines (TNF) commensurate with suppression of STAT6 mRNA in vitro and in preclinical models in vivo and a reduction in M2 cytokine production.

We plan to initially develop exoASO-STAT6 for primary and metastatic cancers of the liver, such as HCC, PDAC, CRC, lung adenocarcinoma, uveal melanoma, glioma, thyroid cancer and ovarian cancer. We estimate there to be approximately 240,000 new patients annually in the US with these cancers. We are also exploring the utility of exoASO-STAT6 in GBM and LMD and may further expand our development efforts into these M2 rich, intractable tumors of the central nervous system, or CNS.

exoASO-STAT6 Design

The figure above illustrates the design of exoASO-STAT6. The surface of exoASO-STAT6 is enriched with PTGFRN (blue and green) to facilitate selective uptake in tumor-resident M2 polarized macrophages. exoASO-STAT6 is further loaded with our proprietary ASO targeting STAT6.

STAT6 and historical challenges

A wide range of cancers with limited or no response to T cell directed immune therapy are highly enriched in M2 macrophages with increased STAT6 expression. The immune suppressive phenotype of these M2 macrophages in the tumor results in a cytokine milieu that is repulsive to T cell infiltration into the TME. M2 polarized macrophages can effectively suppress T cell proliferation and effector function and promote tumor growth. Furthermore, high levels of M2-like myeloid derived suppressor cells have been shown to negatively affect clinical response to T cell directed immune therapies. Examples of such cancers are primary and metastatic cancers of the liver, such as HCC, PDAC, CRC, lung adenocarcinoma, uveal melanoma, glioma, thyroid cancer, ovarian cancer, GBM and LMD.

Several drug modalities and pharmacological targets are being interrogated by other biopharmaceutical companies in an attempt to selectively target tumor-associated macrophages. However, results with macrophage depletion with CSF1R inhibitors have to date failed to show single agent anti-tumor effect both in preclinical models and early stage clinical trials. More recent approaches targeting Triggering Receptor Expressed in Myeloid cells 1, or TREM1, and Triggering Receptor Expressed in Myeloid cells 2, or TREM2, have also shown very limited single agent activity with no complete responses. Key challenges in successful targeting of tumor-associated macrophages are selective delivery and potent repolarizing. Transcription factors which regulate families of genes are ideal targets, but very challenging to drug with common drug modalities, such as small molecules and monoclonal antibodies, due to the lack of specific target cell delivery.

Our approach

exoASO-STAT6 is an exosome engineered using our engEx Platform to overexpress PTGFRN to selectively target uptake in M2 polarized tumor associated macrophages to potentially enhance the therapeutic index. exoASO-STAT6 is engineered with a surface displayed ASO, selective for the transcription factor STAT6. We have designed exoASO-STAT6 to allow for the necessary delivery specificity of the STAT6 ASO to the M2 macrophages to repolarize these cells, potentially resulting in strong single agent anti-tumor activity not possible with free ASO and not observed with other pathway inhibitors described above.

Our strategy with exoASO-STAT6 is to reduce the levels of specific transcription factors, such as STAT6, which are known to polarize macrophages in the M2 direction. By “repolarizing” the macrophages to the M1 immune stimulatory phenotype, exoASO-STAT6 is designed to promote an influx of T cells and immune effector cells to control tumor growth. exoASO-STAT6 uses the same exosome construct with high level PTGFRN display engineered onto the surface as exoSTING, thus reducing manufacturing risk. These exosomes are “loaded” with a proprietary ASO-linker system to the exosome surface using proprietary methods of loading. The PTGFRN display promotes selective uptake of the construct by M2 macrophages with selective delivery of the ASO to the target cell with limited uptake in non-target cells, thus potentially enhancing the therapeutic index of the candidate.

exoASO-STAT6 preclinical data

Our in vitro studies showed preferential uptake of engEx exosomes overexpressing PTGFRN into M2 polarized macrophages. Our in vivo biodistribution studies demonstrated that exoASO-STAT6 resulted in up to 12-fold increased selective delivery of ASOs to myeloid cells as compared to free ASO. See figure below. Furthermore, exoASO-STAT6 offered greater activity than free ASO, and in vitro, led to effective M2 to M1 macrophage reprogramming as shown by decrease in classical M2 factors and increase in anti-tumoral cytokines such as IL-12. In vivo studies with exoASO-STAT6 also showed more significant reduction in STAT6 mRNA in the myeloid subset of cells in the TME compared to comparable levels of free ASO, which led to a distinct decrease in expression of M2 genes and increase in expression of M1 genes.

exoASO-STAT6 Reduces mRNA Transcripts for STAT6 and Repolarizes Macrophages from M2 to M1 in vivo

The figure above shows direct injection of CT26 tumors was performed with 15 mg of free ASO or exoASO on days 8, 10 and 13. After treatment, tumor-associated myeloid cells were isolated using CD11b-positive selection magnetic beads (80% enrichment). Target gene reduction was analyzed by qPCR in total tumor and in tumor CD11b+ cells. Gene expression analysis in tumor myeloid cells was performed by transcriptional profiling using a mouse myeloid panel. The three panels show that exoASO led to selective knockdown of STAT6 in the myeloid cells and that the knockdown leads to down regulation of the M2 marker CSF1R and up regulation of the M1 marker NOS2. ***, P < 0.001 by two-way ANOVA, compared to a scrambled ASO (exoASO-scramble) or free STAT6 ASO. Overall these data demonstrate the ability of the engEx Platform to drug transcription factor biology for reprogramming tumor macrophages for enhanced tumor killing.

These pharmacodynamic effects translated into exoASO-STAT6 displaying significant single agent anti-tumor activity in the myeloid rich colorectal CT26 and hepatocellular Hepa 1-6 preclinical cancer models with up to 50% complete response following intra-tumoral and intravenous administration, respectively. As illustrated below, no complete response activity was observed with free ASO at comparable ASO concentration, anti-CSF1R antibody or anti-PD1 antibody. These anti-tumor results correlate with selective targeting of TME M2 macrophages and the enhanced activity of the ASO when delivered to the target cell by exosome-mediated delivery.

exoASO-STAT6 Induced Single Agent Anti-Tumor Activity

Monotherapy Activity
(CT-26 Model)

Tumor Volume (mm³) (GeoMean)
0
250
500
750
1000
1250
1500
1750
2000
2250
8
10
12
14
16
18
20
22
24
26
28
30
32
34
36
Days Post Tumor Implantation
exoASO-Scramble
PBS
Free STAT6 ASO
exoASO-STAT6
anti-PD1
anti-CSF1R

The figure above shows anti-tumor activity of exoASO-STAT6 as a single agent was evaluated in CT26 model. CT26 tumor cells were implanted subcutaneously in the flanks of mice (n = 10 per group). ExoASO and free ASO were dosed intra-tumorally (day 8, 10, 13, 15, 17, 19) and antibody treatments were given intraperitoneally (bi-weekly). All treatments were terminated on day 20 and tumor growth was monitored. exoASO-STAT6 monotherapy resulted in complete tumor remissions (CR) in 50% (5 out of 10) mice, complete tumor remissions (CRs) were not observed in any other control groups.

The figure above shows anti-tumor activity of intravenously administered exoASO-STAT6 and control exosome treatments as single agents and in combination with an anti PD-1 monoclonal antibody evaluated in the orthotopic Hepa1-6 murine hepatocellular carcinoma model. Hepa1-6 tumor cells were surgically implanted in the livers of mice (n = 7-8 per group) and the indicated therapeutics were dosed intravenously (starting day 3, every two days for 6 treatments), while antibody treatments were given intraperitoneally (anti PD-1: twice weekly for four treatments; anti CSF1R: every two days for 6 treatments). All treatments were terminated on day 16 and tumor burden was determined at the end of the study histologically by scoring of % of macroscopic tumor lesions. exoASO-STAT6 monotherapy and in combination with an anti PD-1 monoclonal antibody resulted in complete tumor remissions (CR) in ≥50% of mice in each group, significantly more than in any other treatment group. (*** P<0.0005; ** P<0.005 one-way ANOVA).

exoASO-STAT6 program status and clinical development plan

We have nominated exoASO-STAT6 to be our third wholly owned engEx product candidate to enter the clinic and IND enabling studies are ongoing, with a targeted IND submission in the second half of 2021. We have manufactured GMP exosomes using our proprietary manufacturing technology to support these activities.

We plan to initially develop IV administered exoASO-STAT6 for various cancers, including HCC, PDAC, CRC, lung adenocarcinoma, uveal melanoma, glioma, thyroid cancer and ovarian cancer. We estimate that the incidence rate of these cancers is approximately 240,000 patients per year in the US. We are also exploring the utility of exoASO-STAT6 in GBM and LMD and may further expand our development efforts into these M2-rich, intractable tumors of the central nervous system, or CNS.

Our preclinical experimentation in the myeloid cell rich GBM and LMD cancer metastasis animal models using intra-tumoral and intrathecal dosing, respectively, may represent opportunities in areas of very high unmet need with potentially expedited approval pathways, should the data warrant moving forward. All of the tumors we are targeting are particularly enriched in M2 macrophages and represent areas of substantial unmet need.

Our additional research and preclinical programs

exoVACC: a modular platform for constructing precision vaccines

We believe that our engEx Platform is well-suited to create potent vaccines with features that can be purposely designed to activate specific arms of the immune system (e.g. innate, T cell, B cell). We refer to this capability as our exoVACC Precision Engineered Vaccine Technology Platform, or our exoVACC Platform. Our exoVACC Platform is designed to allow us to engineer vaccines to provide simultaneous delivery of antigen(s) and adjuvant to the same APC, with flexibility to display multiple antigens either on the surface or inside the lumen of the exosome. In addition to our ability to use our exoVACC Platform to engineer cells to produce our antigen displaying vaccine candidates, we have developed methods for chemical conjugation of vaccine antigen candidates for rapid screening and potential therapeutic use. We can further modify the exosome surface to facilitate purposeful tropism to enhance delivery of the vaccine to APC subsets with differentiated functions, and to display co-stimulatory molecules to further “shape” the immune-response for the desired features. We believe we can also shape the immune-response by the choice of adjuvant molecules, which typically activate the innate immune-response, including our STING agonist used in exoSTING, toll-like receptor, or TLR, agonists or other adjuvants. We intend to utilize our exoVACC Platform to develop vaccine candidates that may be useful in infectious disease, cancer and neurodegenerative settings where the antigens are known.

exoVACC Precision Engineered Vaccine Technology Platform

The figure above describes our exoVACC Platform. By combining our engEx Platform with exogenous loading methods, we have developed a modular platform that allows us to generate custom exosomes for particular vaccine purposes. We have successfully generated exosomes with surface or luminal antigens, expressing targeting ligands against particular antigen presenting cell populations (e.g. anti-Clec9a to target cDC1 cells), expressing co-stimulatory molecules, and have loaded various adjuvants.

We have explored the utility of our exoVACC Platform with ovalbumin, or Ova, as a well-known and often used, model antigen. We utilize the BASP1 exosomal scaffold protein to display Ova inside the lumen of the exosome and to drive uptake into APC by display of PTGFRN on the exosome surface as utilized for exoSTING and exoASO-STAT6. Our STING agonist is then loaded in the exosome lumen (using technology developed for exoSTING) to provide adjuvant stimulation to the APC to which the Ova vaccine candidates are being delivered. Our preclinical results to date have shown significant stimulation of innate, T cell and B cell immunity specific for the Ova antigen. We have demonstrated these superior antigen specific responses in animal models using intravenous, subcutaneous and inhaled exosome delivery with as little as a single immunization and antigen levels 100-fold lower than control.

exoVACC Promoted Broad Immunological Responses including CD4, CD8 and Antibody Response

The figure above shows mice vaccinated intranasally with an exoVACC vaccine targeting ovalbumin (OVA) at day 0, boosted at day 14. Animals were assessed at day 28 for OVA-specific CD4 and CD8 T cell responses and OVA specific B cell antibody responses. Vaccination with OVA antigen localized to the exosome lumen along with a STING agonist adjuvant (exoOVA-STING) resulted in a >5 fold and >2 fold greater induction of OVA-specific CD4 T cells and CD8 T cells respectively as compared to controls (free OVA protein or Free OVA with Alum or unadjuvanted exoOVA). In addition, the exoVACC combination also resulted in robust induction of OVA antigen-specific IgG1 antibodies.

In addition to the breadth of immune-response possible at low antigen dose, we have observed the selective stimulation of a unique population of CD8+ T cells in the lung mucosal surfaces called resident-memory T cells, or Trm. These cells appear to be crucial in virus defense in the lung and other mucosal surfaces and represent the first line of defense against virus exposure. These cells, once elicited, appear to expand and maintain residence at the mucosal surface of the lung to provide a rapid memory response to the antigen. Their proximity to the site of viral entry at the mucosal surfaces makes them crucial for protection from viruses where T cell immunity is a critical part of protection, such as HIV and various coronaviruses.

exoVACC Promotes Expansion of Resident Memory CD8 T cells in the Lung

The figure above shows naïve mice (n=3-5 per group) dosed with equal quantities of OVA or OVA engineered into the exosome lumen (exo-OVA). Poly I:C, a widely used adjuvant for enhancing antibody responses, was added to OVA or to exo-OVA. These constructs were tested in comparison to an exo-OVA construct adjuvanted with a STING agonist. Mice were primed with the vaccines on day 1 and boosted on day 7. Lung tissue was harvested on day 14 and flow cytometry was utilized to enumerate the levels of OVA antigen specific tissue resident memory T cell populations. TRM defined as CD8+CD44+CD62L-CD103+CD69+ cells reactive to OVA (SIINFEKL) tetramer. As compared to control unadjuvanted or free OVA adjuvanted with poly I:C vaccines, exoVACC with luminally loaded antigen and adjuvanted a STING agonist (exoOVA:a STING agonist) resulted in >28 fold induction of antigen specific TRM cells in the lung (*** P<0.0005; ** P<0.005 one-way ANOVA).

We have partnered with The Ragon Institute of MGH, MIT and Harvard to develop vaccines to protect against HIV and SARS-CoV-2 based upon the results described above, particularly the expansion of mucosal Trm. The Walker lab at Ragon has developed a proprietary algorithm to predict T cell epitopes for HIV that are postulated to generate protective immune-responses for the vast majority of patients. A similar approach is also underway to develop a vaccine for SARS-CoV-2 and the Walker lab has provided those antigen sequences to us under our agreement to construct potential exoVACC candidates. We plan to screen these early stage, preclinical candidates in vitro with patient blood samples and then test them in appropriate preclinical models prior to any human testing. We expect that both the HIV and SARS-CoV2 T cell epitopes will be engineered into PTGFRN over-expressing exosomes and utilize BASP1 for luminal loading of the antigens. Our STING agonist will be loaded as an adjuvant using methods developed for exoSTING. In the case of the potential SARS-CoV-2 vaccine, we plan to make further engineering modifications by expressing the so-called “spike protein” on the surface of the exosome using PTGFRN as a scaffold to achieve high level antigen display to facilitate antibody responses. We expect that our further activities in this area will focus on development of a pan-coronavirus vaccine. Our SARS-CoV-2 studies have been supported by a grant application jointly submitted by the Walker lab and Codiak and awarded by Evergrande Foundation. We anticipate screening multiple early stage exoVACC vaccine candidates over the coming months with potential selection of a candidate for further evaluation in clinical trials expected by early 2021. We believe our capacity to potentially stimulate an anti-viral response activating innate, T cell (especially Trm) and antibody responses is a highly differentiating feature of exoVACC. Recent data from vaccine studies with SARS-CoV-2 highlight the importance of the vaccine candidate for eliciting T cell responses in a high percentage of individuals.

SARS-CoV-2 exoVACC Example

B-cell epitopes (e.g. RBD)
fused to PTGFRN
T cell epitopes fused to BASP1
STING agonist

The figure above describes an example of an exoVACC vaccine candidate for SARS-CoV-2. Our exoVACC Platform is used to engineer exosomes that contain both surface B cell epitopes (e.g. receptor binding domain) as well as luminal highly conserved T cell epitopes. The engineered multifunctional exosome is then exogenously loaded with an adjuvant, such as a CDN STING agonist. The combination of both surface B cell epitopes and luminal T cell epitopes is expected to generate both antibody and cytotoxic T cell responses.

We have also established a collaboration with Washington University in St. Louis for access to unique, proprietary tumor neoantigens to evaluate in potential exoVACC candidates. We plan to utilize the same general approach of antigen and adjuvant co-delivery to select APC subpopulations with adjuvants that promote strong Th1 anti-tumor T cell responses.

We plan to pursue additional collaborations to acquire rights to other unique and valuable antigens.

engEx-AAV and non-viral precision delivery

It has been known for some time that production of various serotypes of AAV is associated with stochastic incorporation of viral particles into exosomes. These AAV particles can be seen in electron micrographs of purified exosomes inside the lumen of the exosome and occur as either single or multiple loaded capsids per exosome. The relative efficiency of stochastic loading is low, with most exosomes lacking viral particles and the majority that contain them having only 1-2 capsids per exosome. We have used our engEx Platform and BASP1 to develop methods to enhance luminal loading into exosomes and further optimization work is proceeding. Our preliminary studies have shown an up to 50-fold enhancement of AAV luminal loading. These studies demonstrate the feasibility of using our engEx Platform and our engineering technologies to improve the efficiency of AAV luminal loading.

Recombinant adeno-associated virus, rAAV, has been developed as a successful vector for both basic research and human gene therapy. However, neutralizing antibodies, or NAbs, against AAV capsids can abolish AAV infectivity on target cells, reducing the transduction efficacy. We have addressed the question of whether the application of our engEx Platform to AAV, or engEx-AAV, is subject to inhibition by virus serotype specific neutralizing antibodies in an in vitro assay examining gene transfer. The results suggest that luminal AAV in engEx-AAV is not susceptible to antibody neutralization. These studies also confirm that engEx-AAV efficiently delivers the transgene and that the transgene is expressed in vitro. By correcting for plasmid copy number it appears that engEx-AAV is more efficient than wild-type AAV at transducing cells based upon the greater fluorescence of the cells transduced with a luciferase containing DNA sequence. We have also confirmed gene expression in vivo following rat intra-ocular administration of engEx-AAV. Histological analysis demonstrated robust uptake of exosomes in the retinal ganglion cells with concomitant functional gene transfer.

engEx-AAV Resistant to Antibody Neutralization, Functional in vitro and in vivo, Can Be Engineered by Our engEx Platform

The figure above describes our engEx-AAV platform. A) Isolation of highly pure exosomes from AAV expressing cells results in some AAV in the exosome fraction (white band), while the majority of free AAV is pelleted at the bottom. EM pictures illustrate the difference between engEx-AAV and free AAV. B) engEx-AAV or free AAV expressing secreted nanoLuciferase were incubated with various concentrations of human IVIG before transduction of HEK 293 cells. While free AAV was neutralized by increasing concentrations of IVIG, engEx-AAV was resistant to neutralization and had increased activity vs free AAV. C) engEx-AAV expressing secreted nanoLuciferase was intravitreally administered to rat eyes and 2 weeks later, eyes were collected and luciferase levels were measured following tissue homogenization. D) Diagram of how engEx can be used to re-direct exosome tropism as well as increase the amount of AAV loaded into exosomes. E) Using the engEx Platform, HEK 293 cells were engineered to express various configurations of a luminal anti-AAV affinity ligand (engEx-1, 2 or 3). AAV was generated from WT HEK 293 or three engEx variants by triple transfection and exosomes were purified. AAV genome copy numbers were measured by qPCR in the conditioned media and exosome fraction, and data shown here represents the fold improvement of total AAV that is found in exosome fraction from engEx engineered cells versus unmodified HEK293 cells.

The observations described above suggest several differentiating properties for engEx-AAV. Our engEx-AAV constructs are functional vehicles for non-viral gene transfer that we believe can markedly enhance the level of gene expression as compared to AAV alone. Moreover, packaging the AAV in an exosome using engEx-AAV has shown evidence of “immune cloaking” of the luminal AAV due to the lack of AAV neutralization with immune sera specific for the serotype of the virus capsid. With the coupling of exosome tropism engineering with our engEx Platform, engEx-AAV could facilitate cell selective, non-viral gene delivery to specific cells and cellular compartments. These attributes may allow for:

•	cell selective delivery of engEx-AAV, mediated by engineered “addresses” displayed on the exosome surface with our engEx Platform;
•	the capacity to dose patients with pre-existing neutralizing antibodies due to “immune cloaking”;
•

the ability to conduct repeat dosing to titrate up to an effective transgene expression level or to “boost” levels of transgene expression should levels fall below levels associated with patient benefit; and

•

by combining tropism modification with compartmental dosing, the dose of AAV per patient may be substantially less than that required for a “one and done” AAV dose as practiced today, which should have a positive impact on the dose of AAV per patient and potentially reduce costs.

A specific aim of our collaboration with Sarepta is to optimize AAV incorporation into exosomes using our engEx Platform. The encouraging preliminary results demonstrate the utility of our engEx Platform, and future efforts are designed to improve process efficiency and robustness so that the technology can be advanced into clinical testing. We believe that the combination of immune cloaking, specific delivery through tropism modification and our experience with industrializing the production of exosomes will demonstrate the value of our engEx Platform for the targets subject to our collaboration with Sarepta, and potentially for a substantial number of indications for gene therapy.

Neurology strategy

We believe the potential of our engEx Platform to enhance the therapeutic index of our engEx exosomes by compartmental exosome dosing may be particularly well-suited for CNS disorders. Intravenous dosing approaches typically yield low CNS drug delivery due to the blood brain barrier, or BBB. However, we believe several neuro-oncology, neuro-inflammatory and neurodegenerative diseases warrant local dosing of therapies directly into the nervous system or surrounding cerebrospinal fluid, or CSF. This dosing approach is increasingly pursued by ASO, gene and stem cell therapies.

Our preclinical data have demonstrated that intrathecally dosed engEx exosomes overexpressing PTGFRN are substantially retained within the skull and spinal compartments, while intrathecally dosed ASOs exit the CSF to accumulate in peripheral organs, which may precipitate off-target effects. Moreover, within the intrathecal compartment, PTGFRN overexpressing exosomes (like those used for exoSTING, exoASO-STAT6 and exoVACC) can be detected using our highly specific antibody 1G11, which recognizes human PTGFRN. Exosomes administered in this compartment are found to be selectively sequestered in macrophages of the cranial and spinal meninges, nerve roots and perivascular spaces. Most of the exosome accumulating cells are CD206 expressing M2 macrophages, which are emerging as key regulators of nervous system immune surveillance, adaptive immune-responses and autoimmunity.

Intrathecal Delivery of PTGFRN Overexpressing Exosomes to CNS Tissue Resident Macrophages

125I-ASO
89Zr-Exosome
Cy7-ASO-Exosome
Fluorescence tomography
Cranial meninges
Lymph nodes
Nerve root sheaths
Spinal meninges
GI tract: fluorescence artifact
Intrathecal catheter
89Zr-Exosome Autoradiography
Immunohistochemistry
DAPI
1G11
(Exosome)
CD206
(M2 MΦ)
1G11
CD206
LYVE1
(Lymphatics)
1G11
LYVE1

The figure above illustrates Intrathecal delivery of PTGFRN exosomes to central nervous system tissue resident macrophages in rat. Two hours post intrathecal dosing 89Zr-labelled exosomes are retained in the intrathecal compartment while 125I-labelled antisense oligonucleotides (ASO) show significant egress to the periphery. However, Cy7-labelled ASOs loaded onto exosomes (Cy7-exo ASO) show retention and a high level of meningeal and nerve root localization within the intrathecal compartment as determined by fluorescence tomography. ASO-loaded PTGFRN exosomes selectively target meningeal lymphatics following intrathecal dosing.

The nervous system has long been known to be an immune-privileged organ. Several specializations besides the BBB contribute to this. The brain parenchyma does not have conventional lymphatic vessels for fluid management and immune surveillance. Instead material in the CNS extracellular fluid space moves along CNS blood vessel walls and this perivascular route provides a path connecting brain-derived extracellular material with the CSF. Understanding the nature of the flow of exosomes through the CSF and the cells they interact with in the meninges defines the biological processes and therefore disease situations that potentially can be readily targeted with exosome therapeutics.

In addition to resident meningeal macrophages, the meninges harbor true lymphatics that are continuous with lymphatics in cranial and spinal nerve root sheaths and ultimately connect with head, neck and paraspinal lymph nodes. Immune cells educated in these lymph nodes towards CNS antigens gain entry back into the nervous system under signaling assistance from these same M2 macrophages. Selective targeting of CNS immunoregulatory M2 macrophages with PTGFRN overexpressing exosomes has identified several near-term opportunities for our pipeline. The observation that many peripheral cancers metastasize to the CNS while CNS originating cancers rarely migrate out, may reflect an actively hindered anti-tumor immune-response in the CNS involving M2 macrophages, in the same way as these macrophages limit immune cell influx in peripheral solid tumors. Indeed, GBM is a tumor well-known for its high M2 immunosuppressive macrophage content (approximately 40% of tumor mass), low T cell content and checkpoint inhibitor resistance. Activation and M1 polarization of glioblastoma associated macrophages with intra-tumoral exoSTING or exoASO-STAT6 may thus turn on local immune-responses in these notoriously immunologically “cold” tumors. Intra-tumoral dosing is an accepted clinical option in GBM and our pilot work with exoSTING in a syngeneic mouse glioblastoma model suggests that this dosing approach leads to exosome spread within the tumor, uptake by GBM-associated M2 macrophages and stimulation of macrophage IFNß production, which is the critical trigger for promoting T cell influx and tumor destruction. We are conducting preclinical studies in GBM models with exoSTING and exoASO-

STAT6. Previous work agonizing the STING pathway and macrophage repolarization are active areas of investigation for GBM and are supportive of these pathways in this difficult to treat malignancy.

LMD represents neoplastic disease that has metastasized to the meninges. Nerve root involvement and elevated CSF pressure due to meningeal lymphatic vessel blockade by the cancer cells leads to a rapid clinical demise with only a few months between diagnosis and death. The incidence of LMD is increasing and it is now being seen with 5% of all cancer cases (approximately 110,000 cases per year) with melanoma and breast cancers in adults and hematological cancer in children being the most frequent culprits. In preclinical testing, we have shown that the high M2 resident macrophage population of the meninges can be targeted with intrathecal exoSTING dosing to activate macrophage IFNb signaling. As a result, we believe LMD provides an opportunity to test our myeloid biology targeting exoSTING and exoASO-STAT6 product candidates. Moreover, the standard of care in LMD routinely involves intrathecal chemotherapy, which we believe may facilitate clinical evaluation of our engEx exosomes in this high unmet need and potentially provide an expedited pathway to approval should the data be positive. We are planning to evaluate exoSTING and exoASO-STAT6 for activity in a melanoma LMD animal model. The expected current survival time for patients with melanoma LMD is approximately 1.7 to 2.5 months, and we believe the biology and mechanism are supportive in this disease and represent an area of extraordinarily high unmet need that fits well with our current routes of dosing capabilities.

Neuroinflammation has emerged as a causative factor in multiple neurological diseases. A subcellular multi-protein complex that is abundantly expressed in immune and central nervous system cells is the nucleotide-binding oligomerization domain-, leucine-rich repeat- and pyrin domain-containing 3 inflammasome, which is known as NLRP3. The NLRP3 inflammasome can sense and be activated by a wide range of exogenous and endogenous stimuli such as microbes, aggregated and misfolded proteins, and cytokines. This results in activation of caspase-1 and leads to the processing of interleukin-1ß, or IL-1ß, and interleukin-18, or IL-18, pro-inflammatory cytokines, which mediate rapid cell death. Therefore, the NLRP3 inflammasome is considered a key contributor to the development of neuroinflammation.

exoASO-NLRP3 is an exosome therapeutic candidate engineered with our engEx Platform to overexpress PTGFRN to target NLRP3. exoASO-NLRP3 is engineered with a surface displayed ASO selective for NLRP3. By combining inflammatory cell targeting and compartmental dosing, exoASO NLRP3 has the potential to enhance the therapeutic index in diseases such as multiple sclerosis, neuropathy, and neurodegeneration. exoASO-NLPR3 is a discovery stage product candidate.

In addition, inappropriate activation of myeloid signaling in the CNS is associated with a number of inflammatory and autoimmune conditions, including multiple sclerosis, Guillain Barre syndrome, neuropathies and radiculopathies. Several neurodegenerative diseases such as Alzheimer’s disease, Parkinson’s disease, Amyotrophic Lateral Sclerosis, or ALS, and frontotemporal dementia also have significant neuroinflammation as a component of their pathophysiology. We are developing several engEx exosomes to target key inflammation cascades mediated by the meningeal macrophages, which are readily targeted with our exosomes. Several research programs are underway to target inflammatory pathways with engineered exosomes including the inflammasome.

We also intend to leverage our exoVACC Platform to build neurology pipeline assets. Several lessons have been learned from the biopharmaceutical industry’s passive and active immunotherapy efforts towards misfolded aggregation prone neurotoxic protein. Several principles have emerged for generating safe and adequate B cell active immune-responses while avoiding autoimmune T cell responses. We believe we can engineer the unique set of vaccine requirements to potentially achieve this B cell humoral vaccine response with our modular exoVACC Platform. By engineering B cell antigens, B cell tropism, costimulatory molecules, and the appropriate adjuvants into the same exosome particle, we believe we have the potential to generate novel engEx exosomes for treating and preventing multiple neurodegenerative diseases characterized by the accumulation of neurotoxic misfolded protein aggregates. The recent emergence of misfolded protein aggregates as the underlying defect in several trinucleotide repeat diseases further provides an opportunity to build a proprietary, differentiated treatment and prevention vaccine strategy for these genetic orphan disorders. Recent published data have shown that antibody mediated clearance of these misfolded proteins results in improved outcomes in preclinical models. To this end, together with Laura P.W. Ranum, Ph.D., who is a leader in the field of trinucleotide repeat disorders, we have submitted a grant application to study vaccine candidates to elicit specific antibody responses against misfolded proteins in trinucleotide repeat diseases.

Collaborations

Jazz Pharmaceuticals

In January 2019, we entered into a Collaboration and License Agreement with Jazz focused on the research, development and commercialization of exosome therapeutics to treat cancer. Pursuant to the agreement, we granted Jazz an exclusive, worldwide, sublicensable royalty-bearing license to develop, manufacture and commercialize therapeutic candidates directed at up to five oncogene targets to be developed using our engEx Platform for exosome therapeutics. The targets selected to date, which include NRAS and STAT3, have been validated in hematological malignancies and solid tumors but generally have been undruggable with current modalities.

Under the terms of the agreement, we are responsible for the initial development of therapeutic candidates directed at all five targets, as well as the costs associated with such development activities. In addition, we are responsible for development costs up to and including IND acceptance, and certain development costs of the Phase 1, Phase 1/2 and Phase 2 clinical trials for each of the first two therapeutic candidates to commence clinical trials.

Following the conclusion of the applicable clinical trials for the first two candidates, and for the remaining three candidates, Jazz will be responsible for the further development and associated costs of the therapeutic candidates, including all Phase 3 and any Phase 4 clinical trials, potential regulatory submissions and commercialization for each product at its sole cost and expense. We have the option to participate in co-commercialization and cost/profit-sharing in the US and Canada on up to two products, subject to a one-time veto right by Jazz. Should we choose to exercise this option, we and Jazz will equally split most of the remaining development costs and the net profits or losses in the US and Canada, while we would receive milestones and royalties for sales in other parts of the world. In the event that we do not exercise our option, we will receive milestones and royalties based upon sales worldwide.

As part of the agreement, Jazz paid us an upfront payment of $56.0 million. We are eligible to receive up to $20.0 million in preclinical development milestone payments, the first of which is for $10.0 million and will be due from Jazz upon the second initiation of IND-enabling toxicology studies for a collaboration target. We are also eligible to receive milestone payments totaling up to $200.0 million per product based on IND acceptance, clinical and regulatory milestones, including approvals in the US, the EU and Japan, and sales milestones. We are also eligible to receive tiered royalties on net sales of each approved product, with percentages ranging from mid-single digits in the lowest tier to high teens in the highest tier. The milestone and royalty payments are each subject to reduction under certain specified conditions set forth in the agreement.

Either party can terminate the agreement with respect to a region and a target upon the other party’s material breach relating to such region and target, subject to specified notice and cure provisions. Jazz also has the right to terminate the agreement in its entirety or in part (with respect to a particular collaboration target, research program, licensed compound or product, region or, in some cases, country) for convenience at any time upon 180 days’ written notice or for safety reasons immediately upon notice, provided, however, that in the case of a termination for convenience with respect to a licensed compound that is a development candidate, Jazz will maintain its obligation to reimburse us for certain development costs.

Absent early termination, the term of the agreement will continue on a country-by-country basis and licensed product-by-licensed product basis, until the expiration of the royalty payment obligations for the country and the licensed product (or, in the case of a shared territory for an optioned product, will continue for so long as such optioned product is being sold by Jazz or its affiliates or sublicensees in the shared territory).

Sarepta Therapeutics

In June 2020, we entered into a two-year Research License and Option Agreement with Sarepta focused on the use of exosomes for non-viral delivery of AAV, gene-editing and RNA therapeutics to address five agreed targets associated with neuromuscular diseases. Pursuant to the agreement, we are receiving funding to conduct collaborative research and Sarepta has options to enter into exclusive, worldwide licenses for each of the agreed targets to develop, commercialize and manufacture therapeutic candidates developed using our engEx Platform for exosome therapeutics. For each target option exercised, we will be eligible to receive an option exercise fee, milestones, and royalties. Each target is well-understood to be therapeutically relevant to its associated neuromuscular disease.

Under the terms of the agreement, we granted to Sarepta a non-exclusive, royalty-free, worldwide license, with a limited right to sublicense, to use certain of our intellectual property in the conduct of activities for which Sarepta is responsible under the agreement. The agreement provides that the activities conducted by the parties will be performed in accordance with a research plan which sets forth the activities to be undertaken by both parties over the course of the agreement covering all targets included in the agreement. We are responsible for the conduct of all activities assigned to us under the research plan. The agreement initially covers five agreed research targets as selected by Sarepta at inception of the arrangement. However, Sarepta has the right to replace up to two of the research targets with certain other agreed pre-named targets. To the extent a target is replaced, the original target is discontinued as a research target under the agreement and the replacement target becomes a research target under the agreement. During the term of the agreement, we may not develop, manufacture, commercialize or otherwise exploit any exosome therapeutic product directed to any of the agreed research targets, except for those activities conducted pursuant to the agreement; provided that we may conduct non-clinical or pre-clinical research regarding such products so long as we provide Sarepta written notice of and regular reports regarding such activities.

Pursuant to the terms of the agreement, we granted to Sarepta an option to obtain an exclusive, worldwide, sublicensable license to use certain of our intellectual property for the development, manufacturing and commercialization of exosome therapeutic candidates directed to one or more of the research targets. Each of the licenses that would be issued upon exercise of such option cover the use of our intellectual property in the exploitation of therapeutics directed to a particular target. Options may be exercised on a research target by research target basis any time prior to completion of the research activities for the respective target, but not later than June 17, 2022, subject to extension to December 17, 2022. Following option exercise, the parties will execute a definitive license agreement that outlines the terms and conditions of the collaboration arrangement that would govern the further development and commercialization of exosome therapeutics directed to the subject target, contingent on remittance of the option exercise fee.

Under the terms of the license agreement which would be entered into upon the exercise of the option by Sarepta, we would be responsible for the conduct of the associated pre-clinical development through the generation of a development candidate directed to the applicable target in accordance with a plan which sets forth the activities to be conducted with respect to each pre-clinical development program. Additionally, we are obligated to provide manufacturing and supply through the completion of Phase 2 clinical trials. We are entitled to receive reimbursement of costs incurred with respect to the activities performed in the execution of the pre-clinical development programs and any manufacturing activities. Following the selection of a development candidate from a pre-clinical development program, Sarepta is responsible for any further development, regulatory matters and commercialization at its sole cost and expense.

Under the terms of the research agreement, we received up-front and non-refundable cash payments totaling $10.0 million, consisting of a $7.0 million up-front payment and a $3.0 million up-front research services prepayment. In addition, we are eligible for the reimbursement of costs incurred in the execution of the research plan. To the extent Sarepta exercises its option and the parties enter into a definitive license agreement with respect to any target included in the arrangement, Sarepta would be obligated to remit an option exercise payment of $12.5 million to us per target, up to a total of $62.5 million if all options are exercised. Conditional on the exercise of the options and execution of such license agreements, we may earn potential development and regulatory milestones and tiered royalties on net sales of licensed products. We are eligible to receive up to $192.5 million in development and regulatory milestones per target. One of the selected targets is eligible to generate additional milestone payments on the achievement of certain development and regulatory milestones. Also, to the extent any of the product candidates are commercialized, we would be entitled to receive tiered royalty payments ranging from the mid-single digits in the lowest tier to the low teens in the highest tier. Royalties are payable on a licensed product-by-licensed product and country-by-country basis from the first commercial sale until the later of (a) 10 years from first commercial sale, (b) expiration of valid claims of licensed patent rights and (c) expiration of regulatory exclusivity. The royalty payments are subject to reduction under certain conditions to be specified in the license agreement.

Either party can terminate the agreement upon the other party’s material breach, subject to specified notice and cure provisions. Sarepta also has the right to terminate the agreement in its entirety or in part (with respect to a particular target and its corresponding option right) for convenience at any time upon specified written notice, subject to an obligation to pay our related personnel costs for a specified period of time after the effective date of termination as well as to pay for any unavoidable costs as a result of the termination. Any expiration or termination of the agreement does not affect the rights and obligations of the parties that accrued prior to the expiration or termination date. Upon termination of the agreement, the license and options granted by us to Sarepta will immediately terminate.

Absent early termination, the term of the agreement will continue for two years, plus additional specified time, if needed, for the execution of the license agreement should Sarepta exercise its option. We believe our work with respect to these development candidates may be sufficiently advanced to enable Sarepta to exercise its related options in 2021.

Kayla Therapeutics

In November 2018, we entered into a License Agreement with Kayla, pursuant to which we obtained a co-exclusive worldwide, sublicensable license under certain patent rights and to related know-how and methods to research, develop, manufacture and commercialize exosome compounds and products covered by such patent rights in all diagnostic, prophylactic and therapeutic uses. The foregoing license is co-exclusive with Kayla, but Kayla’s retained rights are subject to certain restrictions.

During the first 6 years following the effective date of the agreement, Kayla and its affiliates may not research, develop, manufacture or commercialize anywhere in the world any product containing a small molecule STING agonist and an exosome. In addition, during the term of the agreement, Kayla and its affiliates may not grant a license to any third party under the licensed patent rights to, develop, manufacture or commercialize anywhere in the world a product containing certain STING compounds for therapeutic or veterinary purpose. The agreement also restricts us from developing any competing product containing a small molecule STING agonist and an exosome until the expiration of a non-compete period determined by the achievement of clinical milestones.

As of March 1, 2021, the patent portfolio licensed from Kayla consists of two US patents, one European patent and three worldwide pending applications. The patent rights licensed to us under the patent and patent application relate to certain modified cyclic dinucleotides compositions of matter.

We have certain diligence obligations under the license agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval.

As partial consideration for the license, we paid Kayla an up-front payment of $6.5 million and issued to Kayla 118,212 shares of common stock. Based on the progress we make in the advancement of licensed products, we are required to make aggregate milestone payments of up to $100.0 million in cash payments and up to $13.0 million payable in shares of our common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the US, the EU and Japan. The first eligible milestone, for which we are obligated to make a nonrefundable payment to Kayla of $15.0 million in cash and $5.3 million in common stock, with the price per share in common stock valued as set forth in the license agreement, occurred upon the first dosing of a licensed product (i.e. exoSTING) to the first subject in a Phase 1/2 clinical trial in September 2020. In addition, we are required to pay to Kayla a percentage of the payments that we receive from sublicensees of the rights licensed to us by Kayla, excluding any royalties. This percentage varies from single digits to low double digits.

We are obligated to pay to Kayla tiered royalties ranging from low single-digits to mid single-digits based on annual net sales by us, our affiliates and our sublicensees of licensed products. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased.

Following the first dosing of a licensed product in a pivotal trial and payment of the related milestone, we will have the right to control prosecution of the licensed patents, to the extent such licensed patents (i) are the only patents we own or control that claim the composition of matter of a licensed product and (ii) have not been licensed by Kayla to a third party for the development of products containing certain STING compounds. Additionally, following such milestone, we will have the right to control enforcement of the licensed patents, to the extent such patents are the only patents we own or control that claim the composition of matter of a licensed product, as well as those licensed patents that Kayla has not licensed to a third party for the development of products containing certain STING compounds.

Unless terminated earlier, the term of the license agreement will continue on a country-by-country basis and licensed product-by-licensed product basis, until the expiration of the royalty term for such licensed product. We may terminate the license agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. Either party may terminate the agreement upon the other party’s material breach, subject to specified notice and cure provisions.

Scientific Collaborations

In March 2020, we entered into a Collaboration and Option Agreement with Washington University in St. Louis. We are early in our development and hope to show that a cancer vaccine candidate based on an exoVACC composition can be used to mount an antigen-specific immune-response in various mouse models of sarcoma, and that the exoVACC composition is superior to existing vaccine strategies. Under the agreement, we have an option to obtain an exclusive or non-exclusive royalty-bearing license, subject to Washington University in St. Louis’s obligations regarding licensure that may exist in agreements with the US government or other entity as a result of funding aspects of the project, to Washington University in St. Louis’s intellectual property rights arising under the collaboration. The agreement terminates one year from the effective date unless earlier terminated or otherwise extended by mutual agreement of the parties. Either party may also terminate the agreement upon 30 days’ prior written notice.

In February and May of 2020, we entered into two Sponsored Collaboration Research Agreements with The Ragon Institute of MGH, MIT and Harvard and its investigators Dr. Bruce Walker and Dr. Gaurav Gaiha, who are experts in the mechanism of HIV infection control and who are now also working on research related to SARS-CoV-2. The May 2020 agreement aims to develop an exoVACC vaccine candidate for SARS-CoV-2, for which the Ragon team has identified conserved, structurally constrained T cell epitopes. We are early in our development and hope to show that our exoVACC candidates induce both neutralizing antibodies and antigen-specific T cell responses against SARS-CoV-2. Specifically, the ability to target immune-responses to the lung and other mucosal surfaces where infection occurs could represent an advance in the fight against SARS-CoV-2 and future SARS coronaviruses. The February 2020 agreement aims to develop an exoVACC vaccine candidate for HIV, for which Drs. Walker and Gaiha have identified HIV viral proteins that are recognized by CD8+ T cells in so-called elite controller patients, a rare subset of patients who do not progress to AIDS despite being HIV-positive. The investigators have shown that CD8 T cell recognition of these HIV epitopes may be a strategy to convert non-elite controller HIV patients to elite controller patients. We hope to integrate the HIV antigens identified by Drs. Walker and Gaiha into our exoVACC compositions and test in various mouse models of HIV whether we can generate an immune-response superior to existing HIV vaccine strategies. Under both agreements, we have the option to obtain an exclusive or non-exclusive, royalty-bearing license to Ragon’s intellectual property rights arising under the collaboration. Each of the agreements terminates one year from its respective effective date unless earlier terminated or otherwise extended, in each case by mutual written agreement of the parties. We may also terminate each agreement upon 60 days’ prior written notice. Each agreement is also subject to early termination upon an uncured material breach by the other party, or due to our bankruptcy, insolvency or dissolution.

Intellectual property

We believe that the diversity and breadth of our intellectual property is a key asset that provides us with important strategic and competitive advantages. We strive to protect the proprietary inventions, improvements and technology that we expect to be important for our planned commercial activities, including seeking and maintaining domestic and international patent rights whether from our own inventions or licensed from our collaborators or other partners. We also rely on our extensive know-how, trade secrets and other intellectual property that we believe will prove instrumental to our success. Our strategic approach is to seek domestic and international patent protection for new inventions and improvements or, where deemed appropriate, maintain certain inventions and improvements as trade secrets. Our intellectual property estate covers technologies related to our engEx Platform, manufacturing methods, analytical methods, engEx product candidates, pharmaceutical compositions, methods of treating patients, and other core technologies and improvements.

We plan to continue to expand our intellectual property estate by filing provisional and non-provisional patent applications related to our engEx product candidates, engEx Platform advances, manufacturing methods, and other inventions and technologies. Our success will depend, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce any patents that we may obtain or otherwise control, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and proprietary rights of third parties.

In addition to filing and prosecuting patent applications in the US, we often file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including but not limited to Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand and South Africa.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the US are effective for 20 years from the earliest effective filing date for a non-provisional patent application to which priority is claimed. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the US varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date for a non-provisional patent application to which priority is claimed. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

We believe that we have a strong global intellectual property position, including issued patents and pending patent applications in many key jurisdictions across the globe, as well as broad know-how and trade secrets all directed to our engEx product candidates, engEx Platform technologies, manufacturing and other important technologies. As of March 1, 2021, our patent portfolio consists of approximately 60 patent families, including 28 owned issued patents (nine in the US) and approximately 40 in-licensed issued patents (two in the US); approximately 82 owned or in-licensed pending applications in the US, and approximately 171 owned or in-licensed pending applications in jurisdictions outside of the US (including active PCT applications). Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our engEx Platform, engEx product candidates and manufacturing processes. Examples of the product candidates and technology areas covered by our intellectual property portfolio are described below.

engEx Platform intellectual property

Our intellectual property portfolio includes numerous patents and pending patent applications that relate to innovations that we use to engineer exosomes. Our engEx Platform patent portfolio includes patent filings directed to:

•

Exosomes comprising certain scaffold proteins, including PTGFRN, which enables us to engineer exosomes with high-density surface display of many classes of drug molecules. We have two issued US patents in this family.

•	Exosomes comprising certain scaffold proteins, including BASP1 and exosomes with luminal fusions to BASP1.
•	Exosomes for vaccine delivery (exoVACC).

We filed these patent applications in the PCT and/or major commercial markets and other countries of commercial relevance. We expect our patents in these families, if issued, to expire between 2038 and 2041, depending on patent family, excluding any patent term adjustments or extensions. These patents and pending applications are owned by us.

Each of our engEx product candidates leverages components of our engEx Platform technology and the related intellectual property estate.

engEx product candidate intellectual property

We also file patent applications directed to our engEx product candidates. Such patent filings relate to engineered therapeutic exosome compositions and methods of using such compositions to potentially treat or ameliorate various diseases and conditions. The engEx product candidate patent applications described below are owned by us. The patent applications for our lead programs include patent applications directed to:

•	Exosomes containing STING agonists (exoSTING).

•

Exosomes expressing therapeutic immuno-oncology molecules that induce or suppress immunological signaling in the context of cancer and infectious diseases. We have one issued US patent in this area, which will expire in 2038.

•	Exosomes containing inhibitory nucleic acids targeting macrophage polarization genes in tumor-resident myeloid cells.

These applications are pending in major commercial markets and other countries of commercial relevance. We expect any patents in these families, if issued, to expire between 2038 and 2039, excluding any patent term adjustments or extensions.

We have additional provisional patent applications and unpublished applications that may relate to current and/or future product candidates depending on the scope of any claims that may ultimately issue. These additional candidates are generally directed to exosomes loaded with payloads designed to deliver therapeutic molecules to many cell types and tissues for the treatment of oncology, immune-based diseases, neurological disorders, neuromuscular disorders, vaccination, gene therapy and rare diseases. We expect the patents in these families, if issued, to expire between 2039 and 2041, excluding any patent term adjustments or extensions.

Manufacturing and analytical intellectual property

Another important aspect of our intellectual property estate relates to methods of making, purifying and characterizing exosomes. Our manufacturing and analytical intellectual property is central to potential commercialization of our exosome therapeutics, if approved, and consists of patent applications, know-how and trade secrets. All the manufacturing and analytical intellectual property listed below is owned by us and includes applications directed to:

•	Methods of measuring and tracking exosomes by measuring an intrinsic fluorescence signature;
•	Chemically defined cell culture media for optimized exosome yield and purity; and
•	Methods of scalable exosome purification.

Our manufacturing and analytical intellectual property, including know-how, patent applications and trade secrets, is important to the potential commercial success of our product candidates. As discussed above, engineering exosomes in a scalable and reproducible way poses significant challenges. Furthermore, the ability to accurately and precisely measure the characteristics and purity of exosomes has also proved to be extremely difficult. We believe that our early and continued investment in manufacturing and analytical capabilities provides us with an important and durable competitive advantage.

We have additional provisional patent applications and unpublished applications that relate to our current and/or future processes for manufacturing and analyzing our exosomes and engEx product candidates. We expect the patents in these families, if issued, to expire between 2037 and 2041, excluding any patent term adjustments or extensions.

Trade secrets

We may also rely, in some circumstances, on trade secrets to protect our technology and aspects of our engEx Platform. Trade secrets can be difficult to protect. We seek to protect our technology and engEx product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by our competitors. To the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, see “Risk Factors”.

Trademarks

Our trademarks are important to us and are generally covered by trademark applications with the USPTO and the patent or trademark offices of other countries. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered.

Competition

The biotechnology and pharmaceutical industries, including in the exosome therapeutics area, are characterized by rapid growth, a dynamic landscape of competitive product candidates and a strong reliance on intellectual property. While we believe that our engEx Platform, exosome engineering and manufacturing capabilities and product candidate pipeline, together with our resources, industry expertise and proprietary know-how, give us a competitive advantage in the field, we face competition from a variety of organizations. Our competitors include larger pharmaceutical companies, specialty biotechnology companies, academic research institutions, governmental agencies, as well as public and private institutions.

There are several companies that are currently developing exosome-based therapeutics for use in a variety of indications, from cancer to rare disease, to regenerative medicine. Broadly, the development of exosome therapeutics can be segregated into two groups: those that use (a) unmodified cell-derived exosomes and (b) engineered and ex vivo modified exosomes.

Unmodified cell-derived exosomes generally rely on the intrinsic therapeutic activity of cargo in exosomes collected from a specific producer cell type. Typically, these producer cells are stem cells or other precursor cells, and the exosomes are generally used in regenerative medicine, immuno-suppression, and central nervous system modulation. The mechanism of action for these exosomes is not well-understood, and may rely on one or more cargo types including miRNAs, mRNAs, and/or surface proteins. Although none of our engEx product candidates rely on unmodified exosomes isolated from producer cells, there is potential competition in the application and uses of our engEx product candidates with those based on unmodified exosomes. Competitors using unmodified cell-derived exosomes include: Aegle Therapeutics Corp., ArunA Biomedical, Inc., or ArunA, Capricor Therapeutics, Inc. and ReNeuron Group plc. In addition, several small-scale clinical studies using unmodified cell-derived exosomes have been initiated, often led by academic investigators, for a variety of indications including cancer, immune diseases, and stroke.

All of our existing and anticipated engEx product candidates use exosomes that are produced from modified cells and/or are loaded ex vivo with various biologically active molecules. We believe this gives our engEx exosomes desired properties such as predictable pharmacology, defined mechanism of action, reproducible activity and a defined analytical profile. We understand that our competitors using engineered and ex vivo modified exosomes plan to use their candidates in numerous therapeutic applications, some of which may directly compete with our engEx product candidates and early programs. Competing therapeutic applications include cancer, metabolic diseases, various rare diseases, central nervous system disorders, neuromuscular disorders, diseases of the immune system and infectious diseases. Competitors using engineered and ex vivo loaded exosomes include ArunA, AstraZeneca plc, or AstraZeneca, Evox Therapeutics Ltd. and PureTech Health plc. We believe that our engEx product candidates will be the first engineered exosomes to enter human clinical trials.

We also face competition outside of the exosome therapeutics field, including from some of the largest pharmaceutical companies and other specialty biotechnology companies. Our three lead engEx product candidates, exoSTING, exoIL-12 and exoASO-STAT6, face competition from numerous companies.

In the STING Agonist Space:

Chinook Therapeutics, Inc., or Chinook, and Novartis International AG, or Novartis; Bristol Myers Squibb Company, or BMS; Merck & Co., Inc., or Merck; Takeda Pharmaceutical Company Limited; Eisai Co., Ltd., or Eisai; Nimbus Therapeutics, Inc.; GlaxoSmithKline plc, or GSK; F-star Therapeutics, Limited, or F-star; Synlogic, Inc., or Synlogic; Mavupharma, Inc. (acquired by AbbVie Inc.) and others.

Merck, Chinook in collaboration with Novartis, BMS, Eisai, GSK, F-star and Synlogic have initiated clinical trials using STING agonists in cancer patients. Additionally, there are several STING agonist programs that have been described in the literature that are owned or being developed by academic institutions that may soon enter clinical trials.

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

•	In the immuno-oncology space: Novartis, Gilead Sciences, Inc., Amgen Inc., Roche, Johnson & Johnson, Pfizer, Inc., or Pfizer, AstraZeneca, BMS, Merck and others.
•	In the gene editing space: CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., or Intellia, Sangamo Therapeutics, Inc. and others.
•	In the gene therapy space: BioMarin Pharmaceutical Inc., uniQure NV, bluebird bio, Inc., GSK, Roche, Solid Biosciences, Inc., Voyager Therapeutics, Inc., Astellas Pharma Inc. and others.
•	In the vaccine space: Pfizer, Merck, Johnson & Johnson; Moderna, AstraZeneca and others.

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

Government Regulation

Government authorities in the US at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as our product candidates and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

US biological product development

In the US, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable US requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, restrictions on the marketing or manufacturing of the product, withdrawal of an approval or license revocation, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, detentions or import refusals, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates and any future product candidates must be approved by the FDA through a Biologics License Application, or BLA, process before they may be legally marketed in the US. The process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•	Approval by an institutional review board, or IRB, at each clinical trial site before each trial may be initiated;
•

Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCP, requirements and other clinical trial-related regulations to establish the potency and purity of the investigational product for each proposed indication;

•

Preparation and submission to the FDA of a BLA requesting approval to market the biological product for one or more proposed indications including submission of detailed information on the manufacture and composition of the product and proposed labeling;

•	A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
•

Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;

•	Potential FDA audit of the clinical trial sites that generated the data in support of the BLA;
•	payment of the application fee under the Prescription Drug User Free Act, or PDUFA, unless exempted; and
•	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the US.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates and any future product candidates will be granted on a timely basis, or at all.

Preclinical studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial and its related documentation must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the US may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•

Phase 2 clinical trials generally involve studies in disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for physician labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA. Failure to exhibit due diligence with regard to conducting mandatory Phase 4 clinical trials could result in withdrawal of approval for products.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events. Findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure also must be submitted to the FDA and the investigators. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information in clinical trial registries exist in other countries outside the US.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

FDA review process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the US.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical trials, to further assess the product’s safety or efficacy after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms to help ensure that the benefits of the product outweigh the potential risks. Following approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the US, or more than 200,000 individuals in the US and for which there is no reasonable expectation that the cost of developing and making the product available in the US for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation for a biologic must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union, or the EU, has similar, but not identical, requirements and benefits.

Expedited development and review programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a biologic can request the FDA to designate the product for fast track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting. Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the product. If the FDA determines that the conditions of approval are not being met, such as the required post-marketing confirmatory trial does not demonstrate a clinical benefit, the FDA can withdraw its accelerated approval for such drug or biologic. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication be submitted to the agency in advance for review.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program.

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

Post-marketing requirements

Following approval of a new product, the sponsor and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as ‘‘off-label use’’) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

US patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of our product candidates and any future product candidates, some of our US patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments. The Hatch Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved biologic is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent.

The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCI Act. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials.

Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the US. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.

Pediatric exclusivity is another type of regulatory market exclusivity in the US. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA issued ‘‘Written Request’’ for such a trial.

US coverage and reimbursement

Successful commercialization of pharmaceutical products depends on the availability of adequate coverage and reimbursement from third-party payors. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors, such as private health insurers and health maintenance organizations, are critical to new product acceptance.

Government authorities and other third-party payors decide which products and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

In the US, no uniform policy of coverage and reimbursement for pharmaceutical products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require a manufacturer to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of the product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement from third-party payors will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the US, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the US Department of Health and Human Services, as CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Even if coverage for a given product is obtained, the resulting reimbursement payment rates might not be adequate to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use certain pharmaceutical products. Patients are unlikely to use a product unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the product. Because novel pharmaceutical products may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Moreover, increasing efforts by governmental and third-party payors in the US and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved pharmaceutical products and, as a result, they may not cover or provide adequate payment for some products. There has been increasing legislative and enforcement interest in the US with respect to specialty pharmaceutical pricing practices. Manufacturers are experiencing pricing pressures in connection with the sale of pharmaceutical products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

US healthcare reform

In the US, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the US pharmaceutical industry.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas US District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by the US Congress as part of the Tax Cuts and Jobs Act of 2017 Act. While the Texas US District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the US since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions will remain in effect through 2027 unless additional Congressional action is taken.

Further, there have been several recent US Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. The Trump administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019 and on January 31, 2019, the Department of Health and Human Services Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbors for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. On October 1, 2020, the FDA published a final rule that could allow for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the final rule and guidance are unknown at this time.

While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, rules and regulations designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a prescription drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

US healthcare laws

Healthcare providers, physicians and third-party payors in the US and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The federal and state healthcare laws and regulations that may affect a manufacturer’s ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. “Remuneration” has been interpreted broadly to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other;

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

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Efforts to ensure that business arrangements comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that a manufacturer’s business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against a manufacturer and the manufacturer is not successful in defending itself or asserting its rights, those actions could have a significant impact on the manufacturer’s business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, as well as additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations.

European Union drug development

In the EU our future products may also be subject to extensive regulatory requirements. Following the UK’s departure from the EU on January 31, 2020, the UK will continue to follow the same regulations as the EU until the end of 2020, or the Transition Period, and so for such period of time, access to the UK market will remain unaffected.

Similar to the US, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU member states have transposed and applied the provisions of the Directive differently in their national laws. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, which in the UK is the Medicines and Healthcare Products Regulatory Agency, or MHRA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the member state where they occurred.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No. 536/2014, which is set to replace the current EU Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which will be directly applicable in all EU member states (meaning that no national implementing legislation in each EU member state is required), aims to harmonize and streamline clinical trial authorization, simplify adverse event reporting procedures, improve the supervision of clinical trials and increase their transparency. The new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation (EU) No. 536/2014 will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Clinical Trials Regulation, through an independent audit.

European Union drug marketing

Much like the Anti-Kickback Statute prohibition in the US, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU member states, which in the UK is the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

European Union drug review and approval

In the European Economic Area, or EEA, which comprises the 27 member states of the EU and Iceland, Liechtenstein and Norway, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two main routes to obtain a marketing authorization.

The first route is an MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicines such as gene therapy, somatic cell therapy or tissue engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

National MAs, which are issued by the competent authorities of the member states of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure.

Where a product has already been authorized for marketing in a member states of the EEA, this National MA can be recognized in other member states through the Mutual Recognition Procedure, one of the options for the second route to obtain an MA. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various member states through the Decentralized Procedure the other option for the second route to obtain an MA. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other member states (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the member states (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk/benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union orphan designation and exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

European data collection

The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation, or GDPR, and the related national data protection laws of the EU member states. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR and the related national data protection laws of the EU member states also impose strict rules on the transfer of personal data out of the EU to the US. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Rest of the world regulation

For other countries outside of the EU and the US, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with other regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2020, we had 105 full-time employees, 39  of our employees have Ph.D. or M.D. degrees and 86 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We operate in a highly competitive environment for human capital, particularly as we seek to attract and retain talent with experience in the biotechnology and pharmaceutical sectors. Our workforce is highly educated, and as of December 31, 2020, 68% of our employees hold Ph.D., M.D., J.D., or Master’s degrees. Among our employees, 50% identify as female and 50% as male.  In 2020, we expanded our emphasis on diversity, equity and inclusion by creating a DE&I educational series and conducting several internal seminars, panels, and discussions on inclusive behaviors.

To help promote alignment between our employees and our shareholders, all employees participate in our equity programs through the receipt of new hire and annual equity grants. We believe that in addition to incentivizing growth that leads to shareholder value, broad eligibility for our equity programs helps promote employee retention as these awards generally vest over a four-year period.

Facilities

We lease a facility containing 68,258 square feet of office and laboratory space which is located at 35 CambridgePark Drive, Cambridge, Massachusetts 02140. The lease expires in 2029, subject to one option to extend the lease for 10 years. In April 2020, we entered into a sublease with Apic Bio, Inc., or Apic, pursuant to which we subleased to Apic excess capacity in the CambridgePark property. The sublease expires in April 2022, subject to Apic’s one option to extend the sublease for 12 months.

In addition, we lease a facility containing 18,707 square feet of clinical manufacturing, laboratory and office space, which is located at 4 Hartwell Place, Lexington, Massachusetts 02421. The lease expires in 2029, subject to two options to extend the lease, each for an additional five years.

Legal proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our financial position and need for additional capital

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and/or become commercially viable. We initiated our clinical trials for our initial engEx product candidates, exoSTING and exoIL-12, in September 2020. We have no products approved for commercial sale and we have not yet demonstrated an ability to successfully conduct or complete clinical trials, to manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Engineering exosomes to become potential therapeutics is a novel therapeutic approach and no products based on exosomes have been approved to date in the United States, or the US, or the European Union, or the EU. We have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2015. For the years ended December 31, 2020 and 2019 we reported net losses of $91.7 million and  $78.0 million, respectively. As of December 31, 2020, we had an accumulated deficit of $288.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future and we expect these losses to increase as we continue our research and development, advance certain product candidates into preclinical studies and clinical trials and, if clinical development is successful, seek regulatory approvals for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•	advance our initial engEx product candidates, exoSTING and exoIL-12, through clinical trials;
•	continue our current research programs and preclinical development of exoASO-STAT6 and potential engEx product candidates;
•	further develop our proprietary exosome engineering and manufacturing platform, or our engEx Platform;
•	seek to identify additional research programs and product candidates;
•	initiate clinical trials for any engEx product candidates we identify and choose to develop;
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

•

add operational, financial and management information systems and personnel, including personnel to support our product development and any future commercialization efforts, as well as to support our operations as a public company.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development, preclinical studies and clinical trials of engEx exosomes, enhance the capabilities of our engEx Platform, operate and maintain our own Phase 1/2 clinical manufacturing facility, seek regulatory approvals for our product candidates and launch and commercialize any products for which we receive regulatory approval. As of December 31, 2020, we had $88.9 million of cash and cash equivalents. Based on our current operating plan, we expect our cash and cash equivalents as of December 31, 2020, together with the net proceeds of $62.0 million that we received from our follow-on public offering in February 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect and we will in any event require additional capital in order to complete clinical development of any of our current engEx product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our engEx Platform, engEx product candidates and development programs is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of December 31, 2020, we had $25.0 million of outstanding borrowings under the Hercules Loan Agreement. Advances bear interest at a rate equal to the greater of (i) 9.00% plus the prime rate less 5.25% and (ii) 9.00%. We are required to make interest only payments through April 1, 2022. The interest only period may be extended to November 1, 2022 upon satisfaction of certain milestones. Following the interest only period, we are required to repay the principal balance and interest of the advances in equal monthly installments through October 1, 2024. Subject to certain conditions set forth in the Hercules Loan Agreement, we may borrow up to an additional $50.0 million, or $75.0 million in aggregate principal amount. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Hercules.

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

As of December 31, 2020, we had US federal and state net operating loss carryforwards of $137.6 million and $138.1 million, respectively, some of which begin to expire in 2035. As of December 31, 2020, we also had US federal and state research and development tax credit carryforwards of $8.3 million and $3.9 million, respectively, which begin to expire in 2035 and 2031, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. US federal and certain state net operating losses generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal net operating losses generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security Act, federal net operating losses generated in  2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal net operating losses is limited to 80% of our taxable income in such taxable year.

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

Development of new therapeutics involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs, fail to replicate the positive results from our earlier preclinical or clinical studies or experience delays in completing or ultimately be unable to complete, the development and commercialization of any product candidates.

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

•

positive results from our preclinical or early clinical studies of our product candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials and positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results;

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

Positive results from early preclinical and clinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical and clinical studies of our product candidates in our later preclinical studies and any clinical trials, we may be unable to successfully develop, obtain regulatory approval and commercialize our product candidates.

Any positive results from our preclinical and early clinical studies of our engEx product candidates may not necessarily be predictive of the results in later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials may not be replicated in our subsequent preclinical studies or later-stage clinical trials.

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

•	the efforts to facilitate timely enrollment in clinical trials;
•	the impact of the COVID-19 pandemic on our ability to initiate and conduct our clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

In the STING agonist space: Chinook Therapeutics, Inc., or Chinook, and Novartis International AG, or Novartis; Bristol-Myers Squibb Company, or BMS; Merck & Co., Inc., or Merck; Takeda Pharmaceutical Company Limited; Eisai Co., Ltd., or Eisai; Nimbus Therapeutics, Inc.; GlaxoSmithKline plc, or GSK; F-star Therapeutics, Limited, or F-star; Synlogic, Inc., or Synlogic; Mavupharma, Inc. (acquired by AbbVie Inc.) and others. Merck, Chinook in collaboration with Novartis, BMS, Eisai, GSK, F-star and Synlogic have initiated clinical trials using

STING agonists in cancer patients. Additionally, there are several STING agonist programs that have been described in the literature that are owned or being developed by academic institutions that may soon enter clinical trials.

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

We also may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National

Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

As of December 31, 2020, we had 105 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop and as we operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Recently, a novel strain of a virus named severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2 or coronavirus, which causes COVID-19, has spread to most countries across the world, including all 50 states within the US, including Cambridge, Massachusetts, where our primary office and laboratory space is located. The COVID-19 pandemic is evolving and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the COVID-19 pandemic impacts our operations or those of our third party partners, including our ongoing or planned clinical trials or preclinical studies, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our clinical trials and preclinical studies, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography or regulatory agencies whose attention may be diverted by the pandemic. Similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations or delays in enrolling our clinical trials or dosing of patients in our clinical trials as well as in activating new trial sites. For example, Part B of our Phase 1 clinical trial of exoIL-12 is being conducted in the United Kingdom, much of which is currently subject to COVID-19-related restrictions involving new study initiation, which we expect will delay our initiation of Part B and potentially the overall timing of, and announcement of data from, the trial. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

Additionally, timely enrollment in clinical trials is dependent upon clinical trial sites, which could be adversely affected by global health matters, such as pandemics. We are conducting clinical trials for our product candidates in geographies which are currently affected by the COVID-19 pandemic. Some factors related to the COVID-19 pandemic that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already impacted by the coronavirus or in any additional countries to which the coronavirus spreads. Any of these factors and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the US and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

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

Likewise, we rely on third parties for the manufacture of our product candidates or any future product candidates and expect to rely on third parties to conduct our ongoing and any future clinical trials and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed.

Business disruptions could seriously harm our future business and financial condition and increase our costs and expenses.

Our operations and those of our current and future CROs, CMOs, collaborators, partners, suppliers and other third parties with whom we do business could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the current COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Risks related to manufacturing and supply

Although we have commenced operations at our in-house Phase 1/2 clinical manufacturing facility, we have been and expect to remain dependent on suppliers for some of our components and materials used to manufacture our engEx exosomes and for later stage clinical trials and commercial supply.

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

We are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our engEx product candidates for early and mid-stage clinical trials, which is costly, time-consuming and which may not be successful.

We have completed construction of, and commenced operations at, our in-house manufacturing facility. However, we do not yet have the capability to produce our engEx product candidates for early and mid-stage clinical trials and engEx exosomes for preclinical testing. We have limited experience as a company in establishing, operating and maintaining an exosome manufacturing facility and may face significant challenges with the establishment of our own exosome manufacturing facility or capabilities. As a result, we will also need to hire additional personnel to build and set up a manufacturing facility, manage our operations and facilities and develop the necessary infrastructure to continue the research and development and eventual commercialization, if approved, of our engEx product candidates. If we later determine that we have failed to select the correct location or build out the facility and its customizations to our needs in an efficient manner or if we fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed and we may be unable to rely on previously existing relationships with CMOs.

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

In response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of domestic and foreign manufacturing facilities while local, national and international conditions warrant. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Changes in either the patent laws or their interpretation in the US and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of March 1, 2021, we own two issued US patents directed to exosomes comprising an exogenously expressed prostaglandin F2 receptor negative regulator, or PTGFRN, and an issued US patent directed to exosomes expressing fusion proteins comprising a PTGFRN or a fragment thereof fused to an immunomodulating component, such as a cytokine. In addition, as of March 1, 2021, we have approximately 25 other owned issued patents (six in the US) and approximately 40 in-licensed issued patents (two in the US); approximately 82 owned or in-licensed pending applications in the US, and approximately 171 owned or in-licensed pending applications in jurisdictions outside of the US (including active PCT applications). Many of these additional owned issued patents relate to technology that we are not using in our current product candidates. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. With respect to both in-licensed, owned and jointly owned intellectual property, we cannot predict whether the patent applications we, our licensors and present or future collaborators are currently pursuing or may pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Under our in-license agreement with Kayla, we were obligated to make a nonrefundable payment to Kayla of $15.0 million in cash and $5.3 million in common stock, with the price per share in common stock valued as set forth in the license agreement, upon the first dosing of a licensed product to the first subject in a Phase 1/2 clinical trial, which was triggered by the initial patient dosing in our Phase 1/2 clinical trial of exoSTING. In addition, we will be required to pay royalties based on our annual net sales of a product covered by a valid claim of the licensed patent rights, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In addition, under our license agreement with Kayla, we have certain diligence obligations, which include using commercially reasonable efforts to develop and commercialize products under the licensed patent rights. We may not be successful in meeting these obligations in the future on a timely basis or at all. Our failure to meet these obligations may give Kayla the right to terminate our license rights.

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

Third parties have patents and may obtain patents in the future and may claim that the manufacture, use or sale of the engEx Platform, our product candidates or other technologies infringes upon these patents. We follow patent applications of interest and have taken and will continue to take action, as appropriate, e.g., filing third-party observations in pending applications and filing oppositions against granted patents. For example, we are aware of issued patents outside the US, including in Europe, that are directed to engineered exosomes and we have opposed, or will oppose, multiple European patents. We are also aware of issued patents in the US and Europe that are directed to one or more components of our product candidates. While we believe that we have reasonable defenses against claims of infringement, including that certain claims in these patents are invalid, the patents are unenforceable and/or the patents will expire prior to launch of our product candidates, there can be no assurance that we will prevail in an infringement action brought against us by the holder of these patents. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by the engEx Platform, our product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize the engEx Platform, our product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

We have filed, but have not yet received trademark registrations, for our name, logo and other marks and we may never obtain such registrations. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. For example, we received correspondence from a third party alleging trademark infringement with respect to our name, Codiak BioSciences. We dispute the assertions. Such third-party trademark registrations could impact our ability to register the Codiak BioSciences mark or otherwise limit our ability to use our corporate name. If we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

Risks related to our reliance on third parties

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We depend upon third parties, including CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing and our clinical trials for exoSTING and exoIL-12. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

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

If our collaborations with Jazz or Sarepta or our potential future collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our engEx Platform and product candidates could be delayed and we may need additional resources. Moreover, during the period of these or other collaborations, we are or may be precluded from pursuing similar or different opportunities with others with respect to, for example, the same target. Additionally, if Jazz or Sarepta or one of our potential future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our therapeutic collaborators.

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

The trading price of our stock has fluctuated, and is likely to continue to fluctuate substantially. The trading price of our stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since our common stock price began trading on the Nasdaq Global Market on October 14, 2020, our stock has traded at prices as low as $7.90 per share and as high as $37.85 through March 15, 2021. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

Our executive officers, directors and their affiliates and 5% stockholders beneficially hold, in the aggregate, approximately 57% of our outstanding voting stock based on our shares outstanding as of December 31, 2020. As a result, these stockholders have significant influence on all matters requiring stockholder approval. For example, these stockholders may be able to materially impact elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. To the extent that the interests of these stockholders may differ from the interests of our other stockholders, the latter may be disadvantaged by any action that these stockholders may seek to pursue. Among other consequences, this concentration of ownership may have the effect of delaying or preventing a change in control and might therefore negatively affect the market price of our common shares.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may choose to take advantage of some, but not all, of the available exemptions. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this Annual Report on Form 10-K lapse, the trading price of our common stock could decline. As of December 31, 2020, we had outstanding a total of 18,787,579 shares of common stock. Of these shares, 13,260,984 shares are currently restricted under securities laws or as a result of lock-up agreements with the representatives of the underwriters for our IPO or other agreements. The lock-up restrictions entered into in connection with our IPO are due to expire on April 11, 2021, resulting in these shares becoming eligible for public sale on April 12, 2021, subject to applicable securities laws. In addition, our directors, executive officers and certain holders of our common stock have entered into lock-up agreements pertaining to the follow-on public offering we completed in February 2021, that will expire on May 18, 2021, subject to earlier release of all or a portion of the shares subject to such agreements by the representatives of the underwriters in their sole discretion. After the lock-up agreements expire, these shares of common stock will be eligible for sale in the public market, unless held by directors, executive officers and other affiliates, in which case such shares will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Stock Option and Incentive Plan increased on January 1, 2021 and will automatically increase on each January 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by our compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

The holders of 10,065,629 shares of our common stock as of December 31, 2020 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. See “Description of Capital Stock—Registration Rights.” Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Pursuant to our amended and restated by-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or by-laws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or by-laws; or (5) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation will further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for any private action asserting violations by us or any of our directors or officers of the Securities Act or the Exchange Act or the rules and regulations promulgated thereunder and of all suits in equity and actions at law brought to enforce any liability or duty created by those statutes or the rules and regulations under such statutes. The forum selection clauses in our amended and restated by-laws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

General risk factors

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

The rules dealing with US federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the US Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits, in each case, as modified by the CARES Act (as defined below). In addition, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which included certain changes in tax law intended to stimulate the US economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Under the CARES Act, the limitation of the tax deduction for net operating losses to 80% of taxable income applies only to taxable years beginning after December 31, 2020 and net operating losses generated in 2020 and 2019  may be carried back five taxable years. Further, under the CARES Act, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income is increased to 50% of adjusted taxable income for 2020 and 2019. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Prior to our IPO, there was no public market for shares of our common stock. Although our common stock is now listed on the Nasdaq Global Market, an active trading market for our shares may never develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. Further an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. We also cannot predict the prices at which our shares of common stock will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our shares of common stock may fall.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease a facility containing 68,258 square feet of office and laboratory space which is located at 35 CambridgePark Drive, Cambridge, Massachusetts 02140. The lease expires in 2029, subject to one option to extend the lease for 10 years. In April 2020, we entered into a sublease with Apic Bio, Inc., or Apic, pursuant to which we subleased to Apic excess capacity in the CambridgePark property. The sublease expires in April 2022, subject to Apic’s one option to extend the sublease for 12 months.

In addition, we lease a facility containing 18,707 square feet of clinical manufacturing, laboratory and office space, which is located at 4 Hartwell Place, Lexington, Massachusetts 02421. The lease expires in 2029, subject to two options to extend the lease, each for an additional five years.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Global Select Market under the symbol “CDAK.”

Holders

As of March 4, 2021, there were approximately 68 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. In addition, our loan and security agreement with Hercules Capital currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

We deemed the grants and exercises of stock options issued under our equity compensation plans prior to the completion of our initial public offering in October 2020 to be exempt from registration in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

On October 16, 2020, we completed the initial public offering, or IPO, of our common stock pursuant to which we issued and sold 5,500,000 shares of our common stock at a price to the public of $15.00 per share.

All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File Nos. 333-248692), which was declared effective on October 13, 2020. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. Goldman Sachs & Co. LLC, Evercore Group L.L.C. and William Blair & Company, L.L.C. acted as joint book-running managers and Wedbush PacGrow acted as co-manager of the IPO.

The aggregate net proceeds to us from the IPO were approximately $74.4 million after deducting underwriting discounts and commissions of $5.8 million and offering expenses of approximately $2.4 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

On February 17, 2021, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 3,162,500 shares of our common stock at a price to the public of $21.00 per share, which included the exercise in full of the underwriters’ option to purchase 412,500 additional shares.

All of the shares issued and sold in the follow-on public offering were registered under the Securities Act pursuant to Registration Statements on Form S-1 (File No. 333-252888 and File No. 333-253020), which were declared effective by the SEC on February 11, 2021. Following the sale of the shares in connection with the closing of our follow-on public offering, the offering terminated. Goldman Sachs & Co. LLC, Evercore Group

L.L.C. and William Blair & Company, L.L.C. acted as joint book-running managers and Wedbush PacGrow acted as co-manager of our follow-on public offering.

The aggregate net proceeds to us from the follow-on public offering were approximately $62.0 million after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $0.5 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” sections of the our final prospectus related to the IPO and final prospectus related to the follow-on offering. There has been no material change in our planned use of the net proceeds from the offerings as described in our these prospectus documents filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 14, 2020 and February 12, 2021, respectively.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2020.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with Item 6 “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

In September 2020, we initiated clinical trials for our lead engEx product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. To our knowledge, exoSTING and exoIL-12 are the first engineered exosomes to enter clinical development. In December 2020 and February 2021, we reported positive results from Part A of our Phase 1 clinical trial of exoIL-12 in healthy human volunteers. In this randomized, placebo controlled, double-blind study, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results also confirmed retention of IL-12 at the injection site and prolonged pharmacodynamic effects. These results in healthy volunteers, which are consistent with our preclinical observations, provide validation of our engEx Platform and one of the founding principles of Codiak—that engineered exosomes can offer the opportunity to tailor therapeutic payloads to provide an active biological response while at the same time limiting unwanted side effects. We also have multiple preclinical and discovery programs of our engEx exosomes that we are advancing either independently or through our strategic collaborations with Jazz Pharmaceuticals Ireland Limited, or Jazz, and Sarepta Therapeutics, Inc., or Sarepta.

We were incorporated and commenced operations in 2015. Since inception, we have devoted substantially all of our resources to developing our engEx Platform, our engEx product candidates and engEx exosomes, clinical and preclinical candidates; building our intellectual property portfolio, process development and manufacturing function; business planning; raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of our common stock and redeemable convertible preferred stock, and our term loan facility with Hercules Capital, Inc., or Hercules, and our collaborations with Jazz and Sarepta. As of December 31, 2020, we raised an aggregate of $168.2 million through the issuance of our redeemable convertible preferred stock, net of issuance costs, $24.6 million from our term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 5,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering, pursuant to which we issued and sold 3,162,500 shares of our common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $62.0 million, after deducting underwriting discounts and commissions and other offering expenses.

We have not generated any revenue from product sales and do not expect to do so for several years, and may never do so. We advanced our first two engEx product candidates, exoSTING and exoIL-12, into clinical trials in September 2020. All of our other engEx exosomes are still in preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our engEx product candidates. Since our inception, we have incurred significant losses, including net losses of $91.7 million and $78.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $288.1 million. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	initiate and conduct clinical trials for exoSTING, exoIL-12 and any other engEx product candidates we identify and choose to develop;
•	continue our current research programs and preclinical development of exoASO-STAT6 and our potential engEx product candidates;
•	seek to identify additional research programs and additional engEx product candidates;
•	further develop and expand the capabilities of our engEx Platform;
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

We expect that our existing cash and cash equivalents as of December 31, 2020 of $88.9 million, together with the proceeds from our follow-on equity offering completed on February 17, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  See ‘‘—Liquidity and capital resources’’ for further information.

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

In January 2019, we entered into a Collaboration and License Agreement with Jazz, pursuant to which we granted Jazz an exclusive, worldwide, royalty-bearing license to use our engEx Platform for the purposes of developing, manufacturing and commercializing exosome therapeutic candidates directed at up to five targets. In June 2020, we entered into a Research License and Option Agreement with Sarepta, pursuant to which we are receiving funding to conduct collaborative research and provide Sarepta with options to obtain exclusive licenses for exosome therapeutic candidates directed at up to five targets. For the foreseeable future, we expect substantially all of our revenue to be generated from our collaborations with Jazz and Sarepta and any other collaboration and license agreements we may enter into in the future. During the year ended December 31, 2020, we recognized $0.6 million of revenue related to our Collaboration and License Agreement with Jazz. As of December 30, 2020 and December 31, 2019, we had $55.0 million and $55.6 million, respectively, of deferred revenue with respect to our Collaboration and License Agreement with Jazz. During the year ended December 31, 2020, we recognized $2.3 million of revenue related to our Research License and Option Agreement with Sarepta. As of December 31, 2020, we had $7.7 million of deferred revenue in connection with the Research License and Option Agreement with Sarepta.

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

Our primary focus of research and development since inception has been the development of our engEx Platform and our pipeline of engEx product candidates, including our initial product candidates, exoSTING and exoIL-12, and discovery programs. Our research and development costs consist of personnel costs, external costs, such as fees paid to CMOs, CROs, and consultants in connection with our clinical and preclinical studies and experiments, and other internal costs, including rent, depreciation, and other miscellaneous costs. We do not allocate employee-related costs and other internal costs to specific research and development programs because these costs are used across all programs under development. We present external research and development costs for any individual engEx product candidate when we advance that product candidate into clinical trials. As exoSTING and exoIL-12 entered clinical trials in September 2020, we have presented our research and development costs for exoSTING and exoIL-12 below.

The following table reflects our research and development expenses for each period presented:

	YEAR ENDED DECEMBER 31,
	2020	2019
	(In thousands)
exoSTING	$22,358	$14,442
exoIL-12	3,922	5,150
engEx Platform	15,025	12,788
Personnel-related (including stock-based compensation)	21,244	18,108
Other research and development expenses	11,432	9,013
Total research and development expenses	$73,981	$59,501

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

Income taxes

Since our inception in 2015, we have not recorded any US federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of $137.6 million and $138.1 million, respectively, which may be available to offset future taxable income. During the year ended December 31, 2020, we generated a federal net operating loss of $101.2 million, which has an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and our state net operating loss carryforwards would begin to expire in 2035. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $8.3 million and $3.9 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to our income tax provision for the year ended December 31, 2020, or net deferred tax assets as of December 31, 2020 since we have not recorded any US federal or state income tax benefits for the net losses incurred in any period due to our uncertainty of realizing a benefit from those items.

Results of operations

The following table summarizes our consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Revenue:
Collaboration revenue	$2,915	$388
Total revenue	2,915	388
Operating expenses:
Research and development	73,981	59,501
General and administrative	19,852	21,039
Total operating expenses	93,833	80,540
Loss from operations	(90,918)	(80,152)
Other (expense) income:
Interest income	253	1,500
Interest expense	(1,906)	(300)
Other income	906	992
Total other (expense) income, net	(747)	2,192
Net loss	$(91,665)	$(77,960)

Collaboration revenue

Collaboration revenue increased by approximately $2.5 million from $0.4 million for the year ended December 31, 2019 to $2.9 million for the year ended December 31, 2020. This increase was primarily driven by activities in connection with our collaboration agreement with Sarepta. The agreement with Sarepta was executed in June 2020.

Research and development expense

The following table summarizes our research and development expenses for years ended December 31, 2020 and 2019, along with the changes in those items (in thousands):

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	$
exoSTING	$22,358	$14,442	$7,917
exoIL-12	3,922	5,150	(1,228)
engEx Platform	15,025	12,788	2,237
Personnel-related (including stock-based compensation)	21,244	18,108	3,136
Other research and development expenses	11,432	9,013	2,418
Total research and development expenses	$73,981	$59,501	$14,480

Research and development expenses increased $14.5 million from $59.5 million for the year ended December 31, 2019 to $74.0 million for the year ended December 31, 2020.

The increase in research and development expenses was primarily attributable to the following:

•

$7.9 million increase in expenses incurred to advance exoSTING, driven primarily by a milestone payment of $17.7 million triggered under our license agreement with Kayla Therapeutics in September 2020, partially offset by a decrease of $9.8M in exoSTING manufacturing costs in connection with the GMP manufacturing run completed in 2019;

•	$3.1 million increase in personnel-related costs primarily driven by an increase in headcount to support increased research and development activities;
•	$2.4 million increase in other research and development costs, including rent, depreciation, and other miscellaneous costs, primarily due to occupying our new facilties;
•

$2.2 million increase in costs related to our engEx Platform, driven primarily by a $4.9 million increase in manufacturing costs related to our preclinical and discovery programs, and a $0.5 million increase in consultant and professional service expenses, partially offset by a $2.2 million decrease in preclinical study and collaboration expenses and a $1.0 million decrease in laboratory expenses due to a temporary shutdown in our labs during the COVID-19 pandemic; and

•	$1.2 million offsetting decrease in expenses incurred to advance exoIL-12, driven primarily by a decrease in manufacturing costs.

General and administrative expense

The following table summarizes our general and administrative expenses for the years ended December 31, 2020 and 2019, along with the changes in those items (in thousands):

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	$
Personnel-related (including stock-based compensation)	$10,725	$10,180	$545
Professional fees	5,188	7,653	(2,465)
Facility-related and other general and administrative expenses	3,939	3,206	733
Total general and administrative expenses	$19,852	$21,039	$(1,187)

General and administrative expenses decreased $1.2 million from $21.0 million for the year ended December 31, 2019 to $19.9 million for the year ended December 31, 2020.

The decrease in general and administrative expenses was primarily attributable to the following:

•	$2.5 million decrease in professional fees, driven primarily by decreases in legal and accounting services incurred in connection with our withdrawn common stock offering in July 2019;

•	$0.7 million offsetting increase in facility related and other general business expenses including rent, depreciation and other miscellaneous costs; and
•	$0.5 million offsetting increase in personnel-related costs primarily driven by an increase in headcount in relation to being a public company.

Interest income

Interest income for the years ended December 31, 2020 and 2019 was $0.3 million and $1.5 million, respectively. The $1.2 million decrease in interest income was driven primarily by the maturity of all our investments in April 2020, along with a broader overall decline in interest rates on money market securities.

Interest expense

Interest expense increased $1.6 million to $1.9 million for the year ended December 31, 2020 from $0.3 million for the year ended December 31, 2019. The increase was primarily driven by an additional draw down under the Hercules term loan facility of $15.0 million in July 2020.

Other income

Other income decreased by $0.1 million to $0.9 million for the year ended December 31, 2020 from $1.0 million for the year ended December 31, 2019. The decrease in other income was driven by a reduction in the amortization of purchased premiums and discounts associated with our investments, as a result of the maturity of all of our investments in April 2020, partially offset by rental income received from our sublease that began in May 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our engEx product candidates, which are in various phases of early-stage and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through December 31, 2020 with aggregate net proceeds of $168.2 million from sales of our redeemable convertible preferred stock, $24.6 million from our term loan facility Hercules, net of issuance costs, and $66.0 million received from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our IPO for net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses.  As of December 30, 2020, we had cash and cash equivalents of $88.9 million. On February 17, 2021, we completed a follow-on public offering for net proceeds of $62.0 million, after deducting underwriting discounts and commissions and other offering expenses.

Hercules Loan Agreement

On September 30, 2019, or the Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million, or the Term Loan Facility, is available to us in four tranches, subject to certain terms and conditions. The first tranche of $10.0 million was advanced to us on the Closing Date and an additional $15.0 million under the first tranche was drawn down in July 2020. Upon satisfaction of certain liquidity and clinical milestones, the second tranche is available under the Term Loan Facility, which allows us to borrow an additional amount of up to $10.0 million through March 31, 2021. Upon satisfaction of certain additional clinical milestones, the third tranche is available under the Term Loan Facility, which allows us to borrow an additional amount up to $10.0 million through June 30, 2021. The fourth tranche, which allows us to borrow an additional amount up to $30.0 million, will be available upon Hercules’ approval on or prior to December 15, 2021. As of December 31, 2020, there was $25.0 million drawn and outstanding under the Term Loan Facility.

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

Historical cash flows

The following table provides information regarding our cash flows for each period presented:

	YEAR ENDED DECEMBER 31,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(63,361)	$(1,703)
Investing activities	52,010	(11,667)
Financing activities	89,583	9,763
Net increase (decrease) in cash, cash equivalents and restricted cash	$78,232	$(3,607)

Operating activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

During the year ended December 31, 2020, operating activities used $63.4 million of cash, primarily due to a net loss of $91.7 million, partially offset by non-cash charges of $7.1 million for stock-based compensation, $4.4 million for depreciation, $2.7 million for common stock earned by Kayla Therapeutics in connection with our license agreement, and $0.4 million for non-cash interest expense. Additionally, changes in our operating assets and liabilities primarily consisted of a $10.1 million increase in our operating lease liabilities, a $7.1 million increase in deferred revenue, a $1.2 million decrease related to our operating lease right-of-use assets, a $4.4 million net decrease in accounts payable and accrued expenses and a $0.2 million net increase in prepaid expenses and other current assets. The change in our deferred revenue was due to proceeds from our Research License and Option Agreement with Sarepta. The change in our operating lease liabilities and operating lease right-of-use assets were driven by our 4 Hartwell Place and 35 CambridgePark Drive leases and lease incentive payments of $13.0 million received in the year ended December 31, 2020.

During the year ended December 31, 2019, operating activities used $1.7 million of cash, primarily due to a net loss of $78.0 million, partially offset by $56.0 million of cash received related to the Jazz collaboration agreement, and non-cash charges including $7.2 million for stock-based compensation, $2.8 million for depreciation and $0.3 million for redeemable convertible preferred stock earned by University of Texas MD Anderson Cancer Center (MDACC) in connection with the Sponsored Research Agreement; these non-cash charges were offset by $1.1 million for accretion on investments. Additionally, changes in our operating assets and liabilities primarily consisted of an $8.2 million increase in prepaid expenses and other current assets and an offsetting $9.8 million increase in accounts payable and accrued expenses and a $9.6 million increase in deferred rent. The increase in our prepaid expenses and other current assets was primarily due to deposits made on planned manufacturing activities and a receivable from our landlord for lease incentives under our new office lease executed in March 2019. The offsetting net increase in accounts payable and accrued expenses was due to an increase in payroll-related costs and an increase in amounts for external services in connection with preclinical activities while the increase in deferred rent was primarily related to the execution of two new office and laboratory leases in March 2019.

Investing activities

During the year ended December 31, 2020, net cash provided by investing activities was $52.0 million, consisting of maturities of short-term investments of $73.1 million, partially offset by $21.1 million of purchases of property and equipment.

During the year ended December 31, 2019, net cash used in investing activities was $11.7 million, consisting of $10.5 million for purchases of property and equipment and $130.7 million for purchases of short-term investments, partially offset by maturities of short-term investments of $129.5 million.

Financing activities

During the year ended December 31, 2020, net cash provided by financing activities was $89.6 million, consisting of $74.4 million in net proceeds from the issuance of common stock upon completion of our initial public offering, $15.0 million in proceeds from a drawn down on our long-term debt and $0.2 million for proceeds from the issuance of common stock in connection with the exercise of stock options.

During the year ended December 31, 2019, net cash provided by financing activities was $9.8 million consisting of $9.5 million from proceeds for long-term debt, net of issuance costs, and $0.3 million for proceeds from the issuance of cstock in connection with the exercise of stock options.

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

Based on our current operating plan, we expect our cash and cash equivalents as of December 31, 2020,   and together with the net proceeds from the follow-on offering completed on February 17, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Contractual obligations

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)(2)	$59,850	$5,945	$18,927	$20,682	$14,296
Long-term debt obligations(3)	25,000	—	25,000	—	—
Total	$84,850	$5,945	$43,927	$20,682	$14,296
(1)

On March 5, 2019, we entered into a non-cancelable property lease for 18,707 square feet of manufacturing space in Lexington, Massachusetts. The lease term commenced in July 2019 and is expected to end in December 2029. We have the option to extend the lease twice, each for a five-year period, at market-based rent. We fully occupied the space in late-2020. Included in the table above are the future lease payments, which exclude operating expenses and real estate taxes. Lease payments began in January 2020 and are expected to be approximately $0.9 million in each of 2021 and 2022, $1.0 million in each of 2023, 2024, and 2025, and $4.4 million thereafter. The landlord contributed a total of up to $1.3 million toward the cost of tenant improvements. We were required to provide a $0.4 million security deposit, which we provided in the form of a letter of credit in the favor of the landlord. These amounts are excluded from the table above

(2)

On March 22, 2019, we entered into a non-cancelable property lease for 68,258 square feet of office and laboratory space in Cambridge, Massachusetts. The lease term commenced upon execution of the lease on March 26, 2019 and is expected to end in November 2029. We have the option to extend the lease once for a 10-year period at market-based rent. We occupied the space in February 2020 as our new corporate headquarters. Included in the table above are the future lease payments, which exclude operating expenses and real estate taxes. Lease payments began in November 2019 and are expected to be approximately $5.0 million in 2021, $5.2 million in 2022, $5.3 million in 2023, $5.5 million in 2024, $5.7 million in 2025 and $23.9 million thereafter. The landlord has contributed a total of $12.3 million toward the cost of tenant improvements. We were required to provide a $3.7 million security deposit, which we provided in the form of a letter of credit in the favor of the landlord. These amounts are excluded from the table above.

(3)

On September 30, 2019, we entered into the Hercules Loan Agreement pursuant to which we may receive advances in four separate tranches based on specified terms and provisions, of up to an aggregate principal amount of $75.0 million. As of December 31, 2020, we received advances under the first tranche totaling $25.0 million and paid issuance costs of $0.6 million. We are obligated to pay interest-only payments through April 1, 2022 at a rate equal to the greater of (i) 9.0% plus the prime rate as reported in the Wall Street Journal less 5.25% and (ii) 9.0%. The interest only period may be extended to November 1, 2022 upon satisfaction of certain milestones. Thereafter, we are obligated to make principal payments in equal monthly installments expected to total approximately $6.1 million in 2022, $9.9 million in 2023, and $9.0 million in 2024, with final payment due in October 2024. The amounts above reflect only the scheduled minimum principal payments due for our outstanding advances of $25.0 million under the term loan. We may prepay in whole or in part amounts due under the term loan at any time subject to a prepayment charge

Commencing on May 18, 2020, we entered into a sublease for 23,280 square feet of our leased space in Cambridge, Massachusetts. The term of the sublease is two years with one option to extend for one year at the sublessee’s option at a rate equal to the greater of (i) an increase of 3% of the annual rent owed by the sublessee in year two and (ii) market rent for the subleased premises. Cash receipts under the sublease are expected to be approximately $1.3 million and $0.5 million for the years ended December 31, 2021 and 2022, respectively, excluding reimbursement for a ratable portion of operating expenses. We remain jointly and severally liable under the terms of the head lease and therefore present the cash payments, inclusive of our obligation under the head lease for the subleased premises, in the table above. As such, the operating lease commitments in the table above do not include the expected cash receipts under the sublease.

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

We have a license agreement with Kayla Therapeutics, pursuant to which we obtained a co-exclusive worldwide, sublicensable license, under certain patent rights and to related know-how and methods to research, develop, manufacture and commercialize compounds and products covered by such patent rights in all diagnostic, prophylactic and therapeutic uses. Such license rights include certain exclusive rights to the STING agonist compound in our exoSTING product candidate. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize products under the licensed patent rights, and are obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of our common stock upon the achievement of specified clinical and regulatory milestones. The first milestone was achieved upon the first dosing of exoSTING to the first subject in a Phase 1/2 clinical trial in September 2020. Upon the achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million and was paid in October 2020.  In addition, we are required to pay Kayla a percentage of the payments that we receive from sublicensees of the rights licensed to us by Kayla, excluding any royalties. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. We do not include these variable and contingent payments in the table above as they are not fixed and estimable. We may terminate the license agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. We or Kayla may terminate the license agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the US, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Revenue recognition

To date, we have entered into a collaboration and license arrangement with Jazz for the research, development and commercialization of product candidates and a research and option agreement with Sarepta for the design and development of product candidates, from which we expect to generate revenue in the foreseeable future. Accordingly, the contracts with our customers include promises related to licenses of intellectual property, research and development services and options to purchase additional goods and/or services. We recognize revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized, we perform the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

Pursuant to the guidance in ASC 606, we account for a contract with a customer that is within the scope of ASC 606 when all of the following criteria are met: (i) the arrangement has been approved by the parties and the parties are committed to perform their respective obligations, (ii) each party’s rights regarding the goods and/or services to be transferred can be identified, (iii) the payment terms for the goods and/or services to be transferred can be identified, (iv) the arrangement has commercial substance and (v) collection of substantially all of the consideration to which we will be entitled in exchange for the goods and/or services that will be transferred to the customer is probable.

We assess the goods and/or services promised within a contract which contains multiple promises to evaluate which promises are distinct. Promises are considered to be distinct and therefore, accounted for as separate performance obligations, provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We determine that a customer can benefit from a good or service if it could be used, consumed, sold for an amount that is greater than scrap value, or otherwise held in a way that generates economic benefits. Factors that are considered in determining whether or not two or more promises are not separately identifiable include, but are not limited to, the following: (i) we provide a significant service of integrating goods and/or services with other goods and/or services promised in the contract, (ii) one or more of the goods and/or services significantly modifies or customizes, or are significantly modified or customized by, one or more of the other goods and/or services promised in the contract and (iii) the goods and/or services are highly interdependent or highly interrelated. Individual goods or services (or bundles of goods and/or services) that meet both criteria for being distinct are accounted for as separate performance obligations. Promises that are not distinct at contract inception are combined into a single performance obligation. Options to acquire additional goods and/or services are evaluated to determine if such option provides a material right to the customer that it would not have received without entering into the contract. If so, the option is accounted for as a separate performance obligation. If not, the option is considered a marketing offer which would be accounted for as a separate contract upon the customer’s election.

The terms of our arrangements include the payment of one or more of the following: (i) non-refundable, up-front fees, (ii) cost reimbursements, (iii) development, regulatory and commercial milestone payments, (iv) royalties on net sales of licensed products and (v) profit share for co-commercialized products. The transaction price generally comprises fixed fees due at contract inception and an estimate of variable consideration for cost reimbursements and milestone payments due upon the achievement of specified events. Additionally, we may earn sales milestones, tiered royalties earned when the licensee recognizes net sales of licensed products and potentially profit share related to co-commercialized products. We measure the transaction price based on the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer. We utilize either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which we will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to development and regulatory milestone payments, at the inception of the arrangement, we evaluate whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. As part of the evaluation for development milestone payments, we consider several factors, including the stage of development of the targets included in the arrangement, the risk associated with the remaining development work required to achieve the milestone and whether or not the achievement of the milestone is within our control. Milestone payments that are not within our control or the control of the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. With respect to sales-based royalties and profit share payments, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, we recognize revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any development, regulatory or commercial milestones, royalty or profit share revenue resulting from our arrangements with customers. We considered the existence of a significant financing component in our arrangements and have determined that a significant financing component does not exist due to the applicability of available practical expedients, existence of substantive business purposes and/or presence of other compelling factors. We update our assessment of the estimated transaction price, including the constraint on variable consideration, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Any adjustments to the transaction price are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

We generally allocate the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations to the extent both of the following criteria are met: (i) the terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. We develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The key assumptions utilized in determining the standalone selling price for the performance obligations may include forecasted revenues, development timelines, estimated research and development costs, discount rates, other comparable transactions, likelihood of exercise and probabilities of technical and regulatory success.

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied at a point in time, we recognize revenue when control of the goods and/or services is transferred to the customer. For performance obligations that are satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. We generally use input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. With respect to promises related to licenses to intellectual property that is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from amounts allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

Research and development expenses and related accruals

Research and development expenses include costs directly attributable to the conduct of research and development programs, including personnel-related expenses such as salaries, benefits, and stock-based compensation expense, materials, supplies, depreciation on and maintenance of research equipment, manufacturing and external costs related to outside vendors engaged to conduct clinical and preclinical studies and the allocable portions of facility costs, such as rent, utilities, repairs and maintenance, depreciation, and general support services. All costs associated with research and development activities are expensed as incurred.

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with performing research services, clinical and preclinical studies;
•	other providers and vendors in connection with clinical and preclinical development activities; and
•	vendors related to product manufacturing, development and distribution of clinical and preclinical supplies.

Stock-based compensation

We issue stock-based awards to employees, directors and non-employee consultants and founders, generally in the form of stock options and restricted stock. We account for our stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees and qualifying directors to be recognized as expense based on the fair value on the date of grant. On January 1, 2019, we early adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which expands the scope of ASC 718 to include share-based payments to non-employees. In connection with our adoption of ASU 2018-07, we establish the fair value of share-based payments to non-employees at the adoption date for existing awards, and at the grant date for new awards.

We primarily issue stock options and restricted stock with service-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated requisite service period of the award, which is generally the vesting term. For awards to employees with performance-based vesting conditions, we recognize expense based on the grant date fair value over the associated requisite service period of the award using the accelerated attribution model if, and to the extent that, achievement of the performance condition is determined to be probable. The cumulative effect on current and prior periods of a change in the estimated time to vesting for awards that contain performance-based conditions will be recognized as compensation cost in the current period. We recognize forfeitures as they occur.

We classify stock-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain our employees.

Fair value of stock-based awards

We determine the fair value of restricted stock awards in reference to the fair value of our common stock less any applicable purchase price. We estimate the fair value of our stock options granted with service-based and/or performance-based vesting conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of our common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) prior to our IPO, the fair value of our common stock. Due to the historic lack of a public market for the trading of our common stock prior to our IPO, and a lack of company-specific historical and implied volatility data, we base the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, we select companies with comparable characteristics to ours and with historical share price information that approximates the expected term of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of our stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Similarly, following the adoption of ASU 2018-07 on January 1, 2019, we have elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, we may elect to use either the contractual term or the expected term for stock options granted to non-employees, on an award-by-award basis. Prior to the adoption of ASU 2018-07, for stock options granted to non-employees, we utilized the contractual term of the option as the basis for the expected term assumption. For the determination of the risk-free interest rates, we utilize the US Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock. Historically, for periods prior to our IPO, the fair value of our equity instruments underlying our stock-based awards was determined on each grant date by our board of directors, or the compensation committee thereof, based on valuation estimates from management considering our most recently available independent third-party valuation of our equity instruments. Our board of directors, or the compensation committee thereof, also assessed and considered, with input from management, additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date. Subsequent to our IPO, the fair value of our common stock is determined based on the relevant trading price on the Nasdaq Global Select Market on the grant date of the associated award.

Determination of fair value of common stock

Determination of fair value of common stock prior to our IPO

For periods prior to our IPO, as there was no public market for our common stock, the fair values of the shares of common stock underlying our stock-based awards were determined on each grant date by our board of directors, or compensation committee thereof, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’, or compensation committee’s, assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Historically, these independent third-party valuations of our equity instruments were performed contemporaneously with identified value inflection points.

The independent third-party valuations were prepared in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, the Probability-Weighted Expected Return Method, or PWERM, and the Option-Pricing Method, or OPM, were the most appropriate methods for determining the fair value of our common stock, based on our stage of development and other relevant factors. Our valuations subsequent to December 15, 2016 were based on market approaches using the hybrid method, which is a combination of the PWERM and the OPM, to allocate the value to the equity securities, and a previous valuation was based on the Recent Transactions Method utilizing the OPM to allocate the equity value to the respective share classes.

In addition to considering the results of these third-party valuations, our board of directors, or compensation committee thereof, considered various objective and subjective factors to determine the fair value of our equity instruments as of each grant date, which may be later than the most recently available third-party valuation date, including:

•	the lack of liquidity of our equity as a private company;

•

the prices of our redeemable convertible preferred stock sold to or exchanged between outside investors in arm’s length transactions, and the rights, preferences, and privileges of our redeemable convertible preferred stock as compared to those of our common stock, including the liquidation preferences of our redeemable convertible preferred stock;

•	the progress of our research and development efforts, including the status of preclinical studies for our engEx exosomes and product candidates;

•	our stage of development and business strategy and the material risks related to our business and industry;

•	the achievement of enterprise milestones, including entering into strategic alliance and license agreements;

•	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;

•	any external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;

•	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or a sale of our Company, given prevailing market conditions; and

•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

For financial statement purposes, we performed common stock valuations at various dates, which resulted in valuations of our common stock of $14.78 per share as of January 2, 2019, $16.11 per share as of January 17, 2019, $21.89 per share as of March 6, 2019, $24.32 per share as of April 3, 2019, $10.25 per share as of July 1, 2019, $15.33 per share as of June 19, 2020, $16.81 per share as of July 14, 2020 and $19.47 per share as of August 6, 2020, each after giving effect to the 1-for -7.8170 reverse stock split of our common stock effected on October 2, 2020. There are significant judgments and estimates inherent in these valuations. These judgments and estimates include assumptions regarding our future operating performance, the stage of development of our product candidates, the timing of a potential IPO or other liquidity event and the determination of the appropriate valuation methodology at each valuation date. If we had made different assumptions, our stock-based compensation expense, net loss attributable to common stockholders and net loss per share attributable to common stockholders could have been significantly different.

Determination of fair value of common stock after our IPO

Subsequent to our IPO, the fair value of our common stock is determined based on the relevant trading price on the Nasdaq Global Select Market on the grant date of the associated stock option.

Option repricing

On July 1, 2019, our board of directors determined the fair value of our common stock to be $10.25 per share. The fair value represented a decrease in the fair value of our common stock as previously measured between December 2018 and June 2019, driven primarily by the change in our estimate of the probability of an initial public offering scenario in light of our withdrawn initial public offering that occurred in June 2019. On July 24, 2019, our board of directors approved a repricing of stock options previously granted at an exercise price greater than $10.25 per share. The modification affected stock options to purchase a total of 1,089,147 shares of our common stock, net of forfeitures, granted on December 13, 2018, January 15, 2019, February 11, 2019, March 14, 2019 and April 16, 2019. The total incremental expense related to the repricing for all awards was $1.2 million. Each modified award was valued on the modification date of July 24, 2019. We recognize the unamortized compensation expense related to the original award plus the incremental compensation expense of the modified award over the remaining requisite vesting period. The repriced awards were all unvested as of the modification date and none of the vesting terms were modified.

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

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020 or 2019.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-

15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3)Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1*	Fourth Amended and Restated Certificate of Incorporation of Registrant.

3.2*	Amended and Restated By-laws of Registrant.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

4.2

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated November  17, 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

4.3*	Description of Capital Stock.

10.1#

2015 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.2#

2020 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

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

10.6#	Executive Severance Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

EXHIBIT NUMBER	DESCRIPTION

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

10.9#

Employment Agreement by and between the Registrant and Douglas E. Williams, Ph.D. dated September 23, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.10#

Employment Agreement by and between the Registrant and Linda C. Bain, dated September 23, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.11#

Employment Agreement by and between the Registrant and Ajay Verma, M.D., Ph.D., dated September 23, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.12

Employment Agreement by and between the Registrant and Yalonda Howze, dated September 23, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-252888), filed on February 9, 2021).

10.13

Lease Agreement by and between the Registrant and King 4 Hartwell Place, LLC, dated March  5, 2019 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.14

Lease Agreement by and between the Registrant and DIV 35 CPD, LLC, dated March  22, 2019, as amended by that certain First Amendment to Lease, dated October 22, 2019 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No.  333-248692), filed on October 7, 2020).

10.15†

License Agreement by and between the Registrant and Kayla Therapeutics, S.A.S., dated November  6, 2018 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.16†

Collaboration and License Agreement by and between the Registrant and Jazz Pharmaceuticals Ireland Limited, dated January  2, 2019 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.17†

Research License and Option Agreement by and between the Registrant and Sarepta Therapeutics, Inc., dated June  17, 2020 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.18

Loan and Security Agreement by and between the Registrant and Hercules Capital, Inc., dated September  30, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Ernst and Young LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

† Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

# Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODIAK BIOSCIENCES, INC.

Dated: March 17, 2021	By:	/s/ Douglas E. Williams
	Name:	Douglas E. Williams, Ph.D.
	Title:	Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Each individual whose signature appears below hereby constitutes and appoints Douglas E. Williams, Ph.D. and Linda C. Bain as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report and Power of Attorney has been signed by the following person in the capacities and on the date indicated.

NAME	TITLE	Date

/s/ Douglas E. Williams Douglas E. Williams, Ph.D.	Chief Executive Officer, Director (Principal Executive Officer)	March 17, 2021

/s/ Linda C. Bain Linda C. Bain	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2021

/s/ Steven Gillis Steven Gillis, Ph.D.	Chairman of the Board	March 17, 2021

/s/ Karen Bernstein Karen Bernstein, Ph.D.	Director	March 17, 2021

/s/ Charles L. Cooney Charles L. Cooney, Ph.D.	Director	March 17, 2021

/s/ Jason Haddock Jason Haddock	Director	March 17, 2021

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	March 17, 2021

/s/ Briggs W. Morrison Briggs W. Morrison, M.D.	Director	March 17, 2021

CODIAK BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Codiak BioSciences, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Codiak BioSciences, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 17, 2021

CODIAK BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	DECEMBER 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$88,915	$10,316
Investments	—	73,065
Restricted cash	—	367
Prepaid expenses and other current assets	4,843	10,370
Total current assets	93,758	94,118
Property and equipment, net	31,410	17,626
Restricted cash, net of current portion	4,170	4,170
Operating right-of-use assets	22,003	—
Other non-current assets	—	48
Total assets	$151,341	$115,962
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,018	$2,381
Accrued expenses	8,870	15,818
Deferred revenue	5,281	742
Deferred rent	—	814
Operating lease liability	1,482	—
Total current liabilities	17,651	19,755
Long-term liabilities:
Deferred revenue, net of current portion	57,416	54,870
Note payable, net of discount	24,960	9,572
Deferred rent, net of current portion	—	9,814
Operating lease liability, net of current portion	36,540	—
Other long-term liabilities	207	—
Total liabilities	136,774	94,011
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock, $0.0001 par value; No shares authorized, issued, or outstanding as of December 31, 2020; 33,200,000 shares authorized, issued and outstanding as of December 31, 2019; liquidation value as of December 31, 2019 of $44,169	—	44,169
Series B redeemable convertible preferred stock, $0.0001 par value; No shares authorized, issued, or outstanding as of December 31, 2020; 21,400,000 shares authorized; 20,520,828 shares issued and outstanding as of December 31, 2019; liquidation value as of December 31, 2019 of $80,874	—	81,108
Series C redeemable convertible preferred stock, $0.0001 par value; No shares authorized, issued, or outstanding as of December 31, 2020; 20,204,100 shares authorized; 20,204,079 shares issued and outstanding as of December 31, 2019; liquidation value as of December 31, 2019 of $89,507	—	89,507
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2020; no shares authorized, issued or outstanding as of December 31, 2019;	$—	$—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of December 31, 2020; 120,000,000 shares authorized as of December 31, 2019; 18,787,579, and 2,997,040 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	—
Additional paid-in capital	302,655	2
Accumulated other comprehensive income	—	43
Accumulated (deficit)	(288,090)	(192,878)
Total stockholders’ equity (deficit)	14,567	(192,833)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$151,341	$115,962

The accompanying notes are an integral part of these consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2020	2019
Revenue:
Collaboration revenue	$2,915	$388
Total revenue	2,915	388
Operating expenses:
Research and development	73,981	59,501
General and administrative	19,852	21,039
Total operating expenses	93,833	80,540
Loss from operations	(90,918)	(80,152)
Other (expense) income:
Interest income	253	1,500
Interest expense	(1,906)	(300)
Other income	906	992
Total other (expense) income, net	(747)	2,192
Net loss	$(91,665)	$(77,960)
Cumulative dividends on redeemable convertible preferred stock	(10,831)	(13,701)
Net loss attributable to common stockholders	$(102,496)	$(91,661)
Net loss per share attributable to common stockholders, basic and diluted	$(16.18)	$(30.66)
Weighted average common shares outstanding, basic and diluted	6,332,841	2,989,423
Comprehensive loss:
Net loss	$(91,665)	$(77,960)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0	(43)	52
Total other comprehensive (loss) income	(43)	52
Comprehensive loss	$(91,708)	$(77,908)

The accompanying notes are an integral part of these consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUM- ULATED OTHER COMPRE- HENSIVE (LOSS)	ACCUM- ULATED	TOTAL STOCK- HOLDERS
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	PAR VALUE	CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2018	33,200,000	$41,738	20,479,162	$75,900	20,204,079	$83,385	2,921,268	$—	$2	$(9)	$(108,984)	$(108,991)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	41,666	323	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	75,772	—	259	—	—	259
Accretion of redeemable convertible preferred stock to redemption value	—	2,431	—	4,885	—	6,122	—	—	(7,487)	—	(5,951)	(13,438)
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,245	—	—	7,245
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	52	—	52
Effect of adoption of ASU 2018-07	—	—	—	—	—	—	—	—	(17)	—	17	—
Net loss	—	—	—	—	—	—	—	—	—	—	(77,960)	(77,960)
Balance at December 31, 2019	33,200,000	$44,169	20,520,828	$81,108	20,204,079	$89,507	2,997,040	$—	$2	$43	$(192,878)	$(192,833)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	62,500	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	47,592	—	232	—	—	232
Issuance of common stock in connection with license agreement	—	—	—	—	—	—	177,318	—	2,660	—	—	2,660
Accretion of redeemable convertible preferred stock to redemption value	—	2,097	—	3,853	—	4,834	—	—	(7,237)	—	(3,547)	(10,784)
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,080	—	—	7,080
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(33,200,000)	(46,266)	(20,583,328)	(84,961)	(20,204,079)	(94,341)	10,065,629	1	225,567	—	—	225,568
Issuance of common stock upon initial public offering, net of issuance costs of $2,373	—	—	—	—	—	—	5,500,000	1	74,351	—	—	74,352
Net loss	—	—	—	—	—	—	—	—	—	—	(91,665)	(91,665)
Balance at December 31, 2020	—	$—	—	$—	—	$—	18,787,579	$2	$302,655	$—	$(288,090)	$14,567

The accompanying notes are an integral part of these consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(91,665)	$(77,960)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation expense	7,080	7,245
Non-cash interest expense	388	68
Fair value of Series B redeemable convertible preferred stock earned in connection with sponsored research agreement	—	323
Common stock earned in connection with license agreement	2,660	—
Depreciation expense	4,363	2,772
Accretion of investments	(40)	(1,051)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(218)	(8,182)
Operating right-of-use assets	1,183	—
Other non-current assets	48	101
Accounts payable	(378)	1,467
Accrued expenses	(3,985)	8,314
Deferred revenue	7,085	55,612
Deferred rent	—	9,588
Operating lease liabilities	10,118	—
Net cash used in operating activities	(63,361)	(1,703)
Cash flows from investing activities:
Purchases of property and equipment	(21,052)	(10,476)
Purchases of investments	—	(130,691)
Maturities of investments	73,062	129,500
Net cash provided by (used in) investing activities	52,010	(11,667)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	15,000	9,567
Payment of deferred financing costs for long-term debt	—	(63)
Proceeds from exercise of common stock options	232	259
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	74,351	—
Net cash provided by financing activities	89,583	9,763
Increase (decrease) in cash, cash equivalents and restricted cash	78,232	(3,607)
Cash, cash equivalents and restricted cash, beginning of period	14,853	18,460
Cash, cash equivalents and restricted cash, end of period	$93,085	$14,853
Supplemental disclosures:
Cash paid for interest	$1,403	$155
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,122	$4,027
Deferred offering costs included in accrued expenses	$165	$—
Accretion of redeemable convertible preferred stock to redemption value	$10,784	$13,438
Operating right-of-use assets obtained in exchange for operating lease liabilities	$23,186	$—
Conversion of convertible preferred stock into common stock	$225,568	$—

The accompanying notes are an integral part of these consolidated financial statements.

CODIAK BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

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

Since its inception, the Company has devoted substantially all of its resources to its research and development efforts, including activities to develop its engEx Platform, advance engEx product candidates into clinical trials, perform preclinical research to identify potential engEx product candidates, to perform process development to refine Codiak’s exosome engineering and manufacturing processes, and to provide general and administrative support for these operations.

The Company has primarily funded its operations with proceeds from the sales of common stock, redeemable convertible preferred stock, collaborative and research arrangements with Jazz and Sarepta and its Loan and Security agreement with Hercules Capital, Inc. (Hercules). As of December 31, 2020, the Company has raised an aggregate of $168.2 million through the issuance of its redeemable convertible preferred stock and convertible debt, net of issuance costs, $24.6 million from its term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from its collaborations with Jazz and Sarepta. On October 16, 2020, the Company completed its initial public offering (IPO), pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, on February 17, 2021, the Company completed a follow-on public offering, pursuant to which it issued and sold 3,162,500 shares of its common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $62.0 million, after deducting underwriting discounts and commissions and other offering expenses.

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

As of December 31, 2020, the Company had cash and cash equivalents of $88.9 million. Management believes that its cash and cash equivalent resources at December 31, 2020, together with the $62.0 million in net proceeds from its follow-on public offering completed on February 17, 2021, will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements.

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

2. Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Codiak Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates relied upon in preparing the consolidated financial statements include, among others: estimates related to revenue recognition, the valuation of common stock and stock-based compensation awards, the valuation of redeemable convertible preferred stock, leases, accrued expenses and income taxes.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s long-lived assets are held in the United States.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments purchased with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents comprises money market accounts invested in US Treasury securities. Restricted cash is composed of letters of credit held as collateral related to the Company’s lease arrangements. Restricted cash is classified as either current or non-current based on the term of the underlying lease agreement.

A reconciliation of the cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the statement of cash flows is as follows (in thousands):

	AS OF DECEMBER 31,
	2020	2019
Cash and cash equivalents	$88,915	$10,316
Restricted cash	—	367
Restricted cash, net of current portion	4,170	4,170
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$93,085	$14,853

Investments

The Company classifies all of its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive (loss) income, which is a separate component of stockholders’ equity (deficit). The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary”, the Company reduces the investment to fair value through a charge to the consolidated statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented. The Company classifies its available-for-sale investments as current assets on the consolidated balance sheets if they mature within one year from the balance sheet date.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. Such costs are classified in prepaid expenses and other current assets in the accompanying consolidated balance sheets. After the consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital or the associated preferred stock account, as applicable. In the event the offering is terminated, all capitalized deferred offering costs are expensed. Deferred offering costs as of December 31, 2020 were $0.2 million in connection with the follow-on equity financing completed in February 2021. There were no deferred offering costs as of December 31, 2019. The Company withdrew an initial public offering during the year ended December 31, 2019. Accordingly, the Company expensed previously capitalized deferred offering costs totaling $1.9 million to general and administrative expenses during the year ended December 31, 2019.

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

The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2020 and 2019, the Company’s primary operating accounts significantly exceeded the FDIC limits.

The Company is presently dependent on third-party manufacturers to supply materials for research and development activities of its programs, including clinical and preclinical testing. The Company’s development programs could be adversely affected by a significant interruption in the supply of the necessary materials. The Company is also dependent on third parties who provide license rights used in the development of certain programs. The Company could experience delays in the development of its programs if any of these license agreements are terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

For the year ended December 31, 2020, Jazz accounted for 22% of total collaboration revenue and Sarepta accounted for 78% of total collaboration revenue. For the year ended December 31, 2019, Jazz accounted for 100% of total collaboration revenue.

Off-balance sheet risk

As of December 31, 2020 and 2019, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

Items measured at fair value on a recurring basis include cash equivalents as of December 31, 2020 and 2019. Certain cash equivalents that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Estimated useful life
Computer equipment and software	3 years
Furniture and fixtures	5 years
Laboratory and manufacturing equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Purchased assets that are not yet in service are recorded to construction-in-progress and no depreciation expense is recorded. Once they are placed in service they are reclassified to the appropriate asset class and depreciated over their respective estimated useful lives. Upon the retirement or sale of an asset, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is recorded to other income (expense), net. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of long-lived assets

The Company periodically evaluates its long-lived assets, which consist of property and equipment and right-of-use-assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any such impairment charges during the years ended December 31, 2020 or 2019.

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

The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs related to a recognized debt liability are recorded as a reduction of the carrying amount of the debt liability and amortized to interest expense using the effective interest rate method. Deferred financing costs related to the term loan were less than $0.1 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

Leases

Prior to January 1, 2020, the Company accounted for leases in accordance with ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalation, holidays and lease incentives, on a straight-line basis over the lease term. The Company presented lease incentives as deferred rent and amortized the incentives as a reduction to rent expense on a straight-line basis over the lease term. The Company classified deferred rent as current and noncurrent liabilities based on the portion of the deferred rent that was scheduled to mature within the proceeding twelve months.

Effective January 1, 2020, the Company accounts for leases in accordance with ASC 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. For each lease, the Company records a right-of-use asset and lease liability.

A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the obligation to make lease payments arising from the lease. The Company elected the practical expedient to not separate lease and non-lease components and therefore measures each lease payment as the total of the fixed lease and non-lease components. Lease liabilities are measured at lease commencement calculated as the present value of the future lease payments in the contract using the rate implicit in the contract, when available. If an implicit rate is not readily determinable, the Company uses an incremental borrowing rate measured as the rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency over a period consistent with the lease term at the commencement date. Right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor. The lease term is measured as the noncancelable period in the contract, adjusted for any options to extend or terminate when it is reasonably certain the Company will exercise such options. The Company elected the practical expedient to not recognize leases with an initial term of 12 months or less.

The Company assesses its right-of-use assets for impairment consistent with the assessment performed for long-lived assets used in operations.

The Company’s operating leases are presented in the consolidated balance sheets as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities based on the portion of the lease liability that will mature within the proceeding twelve months. Operating lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term.

The Company evaluates its subleases in which it is the sublessor to determine whether it is relieved of the primary obligation under the original lease. If it remains the primary obligor, the Company continues to account for the original lease as it did before the commencement of the sublease and reports the sublease income on a gross basis in other income in the consolidated statements of operations and comprehensive loss.

Redeemable convertible preferred stock

Prior to the automatic conversion of all outstanding shares of the Company’s redeemable convertible preferred stock upon the closing of the IPO, the Company recorded all redeemable convertible preferred stock upon issuance at its respective fair value or original issuance price less issuance costs. The Company classified its redeemable convertible preferred stock outside of stockholders’ equity (deficit) as the redemption of such shares was outside the Company’s control. The Company adjusted the carrying values of the redeemable convertible preferred stock to redemption value when the redemption value exceeded the carrying value.

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

The terms of the Company’s arrangements include the payment of one or more of the following: (i) non-refundable, up-front fees, (ii) cost reimbursements, (iii) development, regulatory and commercial milestone payments, (iv) royalties on net sales of licensed products and (v) profit share for co-commercialized products. The transaction price generally comprises of fixed fees due at contract inception and an estimate of variable consideration for cost reimbursements and milestone payments due upon the achievement of specified events. Additionally, the Company may earn sales milestones, tiered royalties earned when the licensee recognizes net sales of licensed products and potentially profit share related to co-commercialized products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which it will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to development and regulatory milestone payments, at the inception of the arrangement, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. As part of the evaluation for development milestone payments, the Company considers several factors, including the stage of development of the targets included in the arrangement, the risk associated with the remaining development work required to achieve the milestone and whether or not the achievement of the milestone is within the Company’s control. Milestone payments that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. With respect to sales-based royalties and profit share payments, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any development, regulatory or commercial milestones, royalty or profit share revenue resulting from its arrangements with customers. The Company considered the existence of a significant financing component in its arrangements and has determined that a significant financing component does not exist due to the applicability of available practical expedients, existence of substantive business purposes and/or presence of other compelling factors. The Company updates its assessment of the estimated transaction price, including the constraint on variable consideration, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Any adjustments to the transaction price are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

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

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied at a point in time, the Company recognizes revenue when control of the goods and/or services is transferred to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. The Company generally uses input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. With respect to promises related to licenses to intellectual property that is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from amounts allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

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

The Company primarily issues stock options and restricted stock with service-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated requisite service period of the award, which is generally the vesting term. For awards to employees with performance-based vesting conditions, the Company recognizes expense based on the grant date fair value over the associated requisite service period of the award using the accelerated attribution model if, and to the extent that, achievement of the performance condition is determined to be probable. If the actual achievement of the Company’s awards that contain performance-based conditions vary from management’s estimates, stock-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for awards that contain performance-based conditions will be recognized as compensation cost in the current period. The Company recognizes forfeitures as they occur.

The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

The Company determines the fair value of restricted stock awards in reference to the fair value of its common stock less any applicable purchase price. The Company estimates the fair value of its stock options granted with service-based and/or performance-based vesting conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of its common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) prior to the IPO, the fair value of its common stock. Due to the short duration of a public market for the trading of its common stock and a lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, the Company selects companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of its stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected term of its stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Similarly, following the adoption of ASU 2018-07 on January 1, 2019, the Company has elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, the Company may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis. For the determination of the risk-free interest rates, the Company utilizes the US Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption. The expected dividend yield is assumed to be zero as the Company has never paid dividends and does not have current plans to pay any dividends on its common stock. Historically, for periods prior to the IPO, the fair value of equity instruments underlying the Company’s stock-based awards was determined on each grant date by its board of directors, or compensation committee thereof, based on valuation estimates from management considering its most recently available independent third-party valuation of such equity instruments. The Company’s board of directors, or the compensation committee thereof, also assessed and considered, with input from management, additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date. Subsequent to the IPO, the fair value of the Company’s common stock is determined based on the relevant trading price on the Nasdaq Global Select Market on the grant date of the associated award.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020 and 2019, other comprehensive (loss) income included unrealized gains and losses on investments.

Net loss per share

The Company follows the two-class method when computing net loss per share attributable to common stockholders as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires losses for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all losses for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

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

Emerging growth company status

The Company is an “emerging growth company” (EGC), as defined in the Jumpstart Our Business Startups Act (JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

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

The cumulative effect of the adoption of ASC 842 on the Company’s consolidated balance sheets as of January 1, 2020 was as follows (in thousands):

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

The adoption of ASC 842 did not have an impact to the Company’s consolidated statements of operations and comprehensive loss, statements of cash flows or statements of redeemable convertible preferred stock and stockholders’ equity (deficit).

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance generally consistent with the accounting for employee share-based compensation. The Company early adopted this standard on January 1, 2019 to simplify the accounting for its non-employee option awards, and recorded a cumulative-effect adjustment as of the date of adoption based on the revaluation of the unvested portion of outstanding non-employee option awards on such date. The adoption of this standard had an impact of less than $0.1 million on the Company’s financial position in the year ended December 31, 2019.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU 2016-18). ASU 2016-18 clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet the line items and amounts of such balances should be presented on the face of the statement of cash flows or disclosed in the footnotes. The total of the amounts reported in the balance sheet should sum to the total of the amounts presented in the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASU 2017-01), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This guidance is intended to provide clarity and reduce diversity in practice as to when changes to the terms or conditions of share-based payments are accounted for as modifications. Under this new guidance, entities will apply modification accounting if the fair value, vesting conditions or classification of the award changes.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new standard amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The new standard will be effective for the Company on January 1, 2023. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations.

3. Fair value measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	DECEMBER 31, 2020
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$81,601	$—	$—	$—	$81,601
	$81,601	$—	$—	$—	$81,601

	DECEMBER 31, 2019
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$2,789	$—	$—	$—	$2,789
Investments:
US Treasury bonds	73,065	—	73,065	—	—
	$75,854	$—	$73,065	$—	$2,789

(1)	Certain cash equivalents that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of December 31, 2020 and 2019, the Company’s cash equivalents consisted of money market funds invested in US Treasury securities with original maturities of less than 90 days from the date of purchase.

The fair value of the Company’s investments, which consisted of US Treasury bonds as of December 31, 2019 were determined using Level 2 inputs. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s debt is classified as Level 2 for the periods presented and approximates its carrying value due to the variable interest rate.

4. Investments

The fair value of available-for-sale investments by type of security was as follows (in thousands):

	DECEMBER 31, 2019
	AMORTIZED COST	GROSS UNREALIZED GAIN	GROSS UNREALIZED LOSS	FAIR VALUE
Investments:
US Treasury bonds	$73,022	$43	$—	$73,065
	$73,022	$43	$—	$73,065

All of the Company’s investments matured during the year ended December 31, 2020. The Company did not hold any investments as of December 31, 2020.

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current. All of the Company’s investments held as of December 31, 2019 had original contractual maturities of less than 12 months.

The Company had four investments in an unrealized loss position as of December 31, 2019 with a fair value of $18.0 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. Furthermore, the aggregate of individual unrealized losses as of December 31, 2019 was not significant.

The Company recognized less than $0.1 million of realized gains in the year ended December 31, 2020. The Company did not recognize any realized gains or losses for the year ended December 31, 2019.

5. Prepaids and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Receivable from landlord	$—	$5,910
Manufacturing costs	501	2,596
Clinical trial costs	805	—
Prepaid insurance	2,598	185
Other prepaid expenses and other current assets	939	1,679
	$4,843	$10,370

6. Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Computer equipment and software	$159	$93
Furniture and fixtures	1,288	253
Laboratory equipment	14,837	8,595
Leasehold improvements	23,949	2,431
Construction-in-progress	1,667	12,381
	41,900	23,753
Less: Accumulated depreciation and amortization	(10,490)	(6,127)
	$31,410	$17,626

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2020 and 2019 was $4.4 million and $2.8 million, respectively.

7. Restricted cash

As of December 31, 2020, the Company had restricted cash of $4.2 million held as letters of credit issued by an FDIC-insured financial institution as security deposits, as required under the Company’s 4 Hartwell Place and 35 CambridgePark Drive lease agreements. As of December 31, 2019, the Company had restricted cash of $4.5 million held as letters of credit issued by an FDIC-insured financial institution as security deposits, as required under the Company’s 500 Technology Square, 4 Hartwell Place and 35 CambridgePark Drive lease agreements. As of December 31, 2020, all restricted cash was classified as a non-current asset because the associated lease terms expired more than 12 months from the respective consolidated balance sheet date. As of December 31, 2019, the Company classified $0.4 million of restricted cash as a current asset on the consolidated balance sheet as the 500 Technology Square lease expired within 12 months from the date of the consolidated balance sheet. The balance was no longer restricted as of December 31, 2020 as the Company was released from its obligations under the letter of credit as of the date of the consolidated balance sheet.

8. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Accrued employee compensation	$5,040	$4,128
Accrued external research and development costs	1,475	7,118
Accrued professional services and consulting	902	608
Accrued facilities costs	846	3,709
Other accrued expenses	607	255
	$8,870	$15,818

9. Leases

500 Technology Square

The Company leased building space at 500 Technology Square in Cambridge, Massachusetts. Under the terms of the lease, the Company leased approximately 19,823 square feet for $1.5 million per year in base rent, which was subject to a 2.5% annual rent increase plus certain operating expenses and taxes. The Company accounted for this lease as an operating lease. The lease commenced on December 28, 2016 and originally expired on December 31, 2021. On August 26, 2019, the Company signed a lease termination to accelerate the expiration date of the lease to February 28, 2020. Upon execution of the initial lease agreement, the Company provided a security deposit of $0.4 million which was held in the form of a letter of credit and was classified as current restricted cash on the consolidated balance sheet as of December 31, 2019 to reflect the lease termination within 12 months of the balance sheet date. The lease provided the Company with a tenant improvement allowance of $1.2 million, which was amortized as a reduction to rent expense over the remaining lease term. On the date of the agreement regarding the lease termination, amortization of all associated leasehold improvement assets was accelerated. The deferred rent and landlord incentive balances are reflected as current liabilities on the consolidated balance sheets as of December 31, 2019.

4 Hartwell Place

On March 5, 2019, the Company entered into a non-cancelable property lease for manufacturing space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the lease, the Company leases approximately 18,707 square feet for $0.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The Company accounts for this lease as an operating lease. The lease term commenced in July 2019 and will end in December 2029. The Company has the option to extend the lease twice, each for a 5-year period, on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company has fully occupied the space as of December 31, 2020. Upon execution of the lease agreement, the Company provided a security deposit of $0.4 million which is held in the form of a letter of credit and is classified as non-current restricted cash on the accompanying consolidated balance sheets as of December 31, 2020 and 2019. The lease provides the Company with a tenant improvement allowance of up to $1.3 million, which is being amortized as a reduction to rent expense over the remaining lease term. As of December 31, 2020, the Company had received $1.2 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

35 CambridgePark Drive

On March 22, 2019, the Company entered into a non-cancelable property lease for office and laboratory space at 35 CambridgePark Drive in Cambridge, Massachusetts. Under the terms of the lease, the Company leases approximately 68,258 square feet for $4.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The Company accounts for this lease as an operating lease. The lease term commenced upon execution of the lease on March 26, 2019 and is expected to end in November 2029. The Company has the option to extend the lease for a 10-year period on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company occupied the space in February 2020 as its new corporate headquarters. Upon execution of the lease agreement, the Company provided a security deposit of $3.7 million which is held in the form of a letter of credit and is classified as non-current restricted cash on the accompanying consolidated balance sheets as of December 3, 2020 and 2019. The lease provides the Company with a tenant improvement allowance of $12.3 million, subject to reduction for a 2% construction oversight fee due to the landlord, which is being amortized as a reduction to rent expense over the remaining lease term. As of December 31, 2020, the Company had received $12.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

On April 27, 2020, the Company entered into a sublease for 23,280 square feet of its leased space at 35 CambridgePark Drive. Under the terms of the sublease, the sublessee is to pay the Company approximately $1.3 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on May 18, 2020 and is expected to end in May 2022. The sublessee has the option to extend the sublease for a one-year period on the same terms and conditions as the current sublease, subject to a change in base rent based on the greater of (i) an increase of 3% of the annual rent owed by the sublessee in year two, and (ii) market rent for the subleased premises. Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.3 million which is held in the form of a letter of credit. During the year ended December 31, 2020, the Company recognized sublease income of $0.9 million which is presented in other income on the consolidated statements of operations and comprehensive loss.

The components of operating lease costs were as follows (in thousands):

YEAR ENDED DECEMBER 31, 2020
Operating lease costs	$4,836
Short-term lease costs	19
Variable lease costs	2,222
Sublease income	(861)
$6,216

Variable lease costs were primarily related to operating expenses, taxes and utilities associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises.

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2020 totaled $6.0 million.

The weighted-average remaining lease term and discount rate used in calculating the Company’s operating lease liabilities as of December 31, 2020 was 8.9 years and 10.3%, respectively.

Undiscounted cash flows used in calculating the Company’s operating lease liabilities and amounts to be received under the sublease at 35 CambridgePark Drive as of December 31, 2020 are as follows (in thousands):

YEAR ENDED DECEMBER 31,	OPERATING LEASE PAYMENTS	SUBLEASE RECEIPTS	NET OPERATING LEASE PAYMENTS
2021	5,297	1,273	4,024
2022	6,123	483	5,640
2023	6,307	—	6,307
2024	6,496	—	6,496
2025	6,691	—	6,691
Thereafter	28,287	—	28,287
Total undiscounted cash flows	$59,201	$1,756	$57,445
Less: amounts representing interest	$(21,179)
Present value of lease liabilities	$38,022

Prior to the adoption of ASC 842, future minimum lease payments under non-cancelable operating leases as of December 31, 2019 were as follows (in thousands):

YEAR ENDED DECEMBER 31,	TOTAL
2020	6,030
2021	5,945
2022	6,123
2023	6,307
2024	6,496
Thereafter	34,978
$65,879

The Company recognized rent expense of $5.2 million for the year ended December 31, 2019.

10. Commitments and contingencies

Purchase commitments

Under the Company’s Sponsored Research Agreement with the University of Texas MD Anderson Cancer Center (MDACC), as amended (the MDACC Research Agreement), the Company was obligated to pay fixed quarterly cash payments to MDACC over the term of the agreement, set to expire pursuant to its initially amended terms in February 2021. On September 25, 2019, the Company signed the Third Amendment to the MDACC Research Agreement which modified the termination date to December 31, 2019. Under the terms of the agreement, the Company paid MDACC a fixed amount in cash to fund the direct expenses of procurement of research and development resources, including equipment, materials and personnel, plus an additional 25% overhead charge on such fixed direct expenses, also payable in cash, until the date of termination. As of December 31, 2019, the Company accrued $1.2 million related to services provided in 2019 for the final cash payment obligations under this agreement. The final cash payment of $1.2 million was paid in 2020.

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

Additionally, the Company has a license agreement with Kayla Therapeutics S.A.S. (Kayla) under which the Company is obligated to make milestone payments upon the achievement of clinical and regulatory milestones and payments upon the execution of sublicenses, in addition to potential royalty payments on commercial products. The first milestone was achieved upon the first dosing of exoSTING to the first subject in the Company’s Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was accrued as of September 30, 2020 and paid as of December 31, 2020. The expense related to the milestone payment to Kayla was recorded as research and development expense because the associated asset was in development at the time the contingency that triggered the milestone was resolved.

Purchase orders

The Company has agreements with third parties for various services, including services related to clinical and preclinical operations and support, for which the Company is not contractually able to terminate for convenience to avoid future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors, primarily to reimburse them for their unrecoverable outlays incurred prior to cancelation. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions.

Indemnification agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019 .

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

Advances under the Term Loan Facility will bear interest at a rate equal to the greater of (i) 9.00% plus the Prime Rate (as reported in The Wall Street Journal) less 5.25%, and (ii) 9.00%. The Company makes interest only payments through April 1, 2022. The interest only period may be extended to November 1, 2022 upon satisfaction of certain milestones. Following the interest only period, the Company will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2024.

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge (Prepayment Premium) equal to: (a) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Closing Date; (b) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Closing Date, and (c) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Closing Date.

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

The Term Loan Facility is secured by a lien on substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or grant a security interest on the Company’s intellectual property to any third party. The Term Loan Facility also contains customary covenants and representations, including a liquidity covenant, whereby the Company is obligated to maintain in an account covered by Hercules’ account control agreement an amount equal to the lessor of: (i) 110% of the amount of the Company’s obligations under the Term Loan Facility or (ii) the Company’s then existing cash and cash equivalents; financial reporting covenants and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

Upon issuance, the initial advance under the first tranche was recorded as a liability with an initial carrying value of $9.5 million, net of debt issuance costs. The July 24, 2020 advance under the first tranche was recorded as a liability with an initial carrying value of $15.0 million. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the loan. As of December 31, 2020 and 2019, the carrying value of the term loan is $25.0 million and $9.6 million, respectively, which is classified as a non-current liability on the Company’s consolidated balance sheet. The fair value of debt is classified as Level 2 for the periods presented and approximates its carrying value.

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

The future principal payments under the Loan Agreement are as follows as of December 31, 2020 (in thousands):

YEAR ENDED DECEMBER 31,	PRINCIPAL
2021	$—
2022	6,106
2023	9,888
2024	9,006
$25,000

During the years ended December 31, 2020 and 2019, the Company recognized $1.9 million and $0.3 million of interest expense related to the Loan Agreement, respectively, which is reflected as interest expense on the accompanying consolidated statements of operations and comprehensive loss.

12. Common stock

As of December 31, 2019, the Company’s Third Amended and Restated Certificate of Incorporation (the Third Certificate of Incorporation) authorized the Company to issue 120,000,000 shares of $0.0001 par value common stock. As of December 31, 2020,the Company’s Fourth Amended and Restated Certificate of Incorporation (the Fourth Certificate of Incorporation), authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock.

On October 16, 2020, the Company completed its IPO, pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all 73,987,407 outstanding shares of the Company’s Redeemable Convertible Preferred Stock automatically converted into 10,065,629 shares of common stock pursuant to the terms of the Company’s Third Certificate of Incorporation at the then-current conversion ratio for each series, as adjusted for the Company’s reverse stock split and the other conversion price adjustments set forth in such Third Amended and Restated Certificate of Incorporation described in more detail below.

Rights, preferences and privileges

Prior to the Company’s IPO, the voting, dividend and liquidation rights of the holders of shares of common stock were subject to and qualified by the rights, powers and preferences of the holders of shares of the Company’s redeemable convertible preferred stock. The rights, preferences and privileges of the Company’s common stock were as follows:

Voting

The holders of shares of common stock were entitled to one vote for each share of common stock held on all matters submitted to a vote of the Company’s stockholders.

Dividends

The holders of shares of common stock were not entitled to receive dividends.

Liquidation

After the payment of all preferential amounts required to be paid to the holders of shares of the Company’s redeemable convertible preferred stock, the remaining assets of the Company available for distribution to its stockholders was to be distributed among the holders of the shares of common stock, pro rata based on the number of shares held by each such holder.

Following the Company’s IPO on October 16, 2020, the voting, dividend and liquidation rights of the holders of shares of common stock are subject to and qualified by the rights, powers and preferences of the holders of shares of the Company’s undesignated preferred stock , if and when such shares are issued. The rights, preferences and privileges of the Company’s common stock are as follows:

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of the Company’s stockholders.

Dividends

The holders of shares of common stock may receive dividends only when and as declared by the Board of Directors.

Liquidation

After the payment of all preferential amounts required to be paid to the holders of shares of the Company’s preferred stock, the remaining assets of the Company available for distribution to its stockholders will be distributed among the holders of the shares of common stock, pro rata based on the number of shares held by each such holder.

Shares reserved

The Company had the following shares of common stock reserved for future issuance:

	DECEMBER 31,
	2020	2019
Series A redeemable convertible preferred stock	—	4,247,153
Series B redeemable convertible preferred stock	—	2,625,142
Series C redeemable convertible preferred stock	—	2,584,633
Common stock reserved for exercises of outstanding stock options issued	4,543,318	4,251,914
Common stock reserved for future issuances	1,288,891	72,781
	5,832,209	13,781,623

13. Preferred stock

Undesignated preferred stock

On October 16, 2020, in connection with the closing of the Company’s IPO, the Company effected its Fourth Certificate of Incorporation. The Fourth Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of undesignated preferred stock at $0.0001 par value per share.

Redeemable convertible preferred stock

On October 16, 2020, in connection with the completion of the IPO, all 73,987,407 outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 10,065,629 shares of common stock, including 251,043 additional shares issued upon conversion to holders of Series B redeemable convertible preferred stock and 349,662 additional shares issued upon conversion to holders of Series C redeemable convertible preferred stock, pursuant to the anti-dilution protective provisions of the associated securities. Pursuant to the terms of the Company’s Third Certificate of Incorporation, all series of the Company’s redeemable convertible preferred stock outstanding automatically converted into shares of common stock based on each series’ respective then-current conversion ratio.

As of December 31, 2020, the Company did not have any shares of redeemable convertible preferred stock authorized, issued or outstanding

As of December 31, 2019, the Third Certificate of Incorporation authorized the Company to issue 74,804,100 shares of $0.0001 par value redeemable convertible preferred stock, of which 33,200,000 shares were designated as Series A (the Series A Preferred Stock), 21,400,000 shares were designated as Series B (the Series B Preferred Stock), and 20,204,100 shares were designated as Series C (the Series C Preferred Stock) (collectively, the Redeemable Convertible Preferred Stock).

The Company assessed each series of Redeemable Convertible Preferred Stock for any embedded derivatives. The Company determined that each series of Redeemable Convertible Preferred Stock represented an equity host under FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of each hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. None of the embedded features in the Redeemable Convertible Preferred Stock required bifurcation because either they were considered to be clearly and closely related to the preferred equity host, or they did not meet the net settlement characteristic of a derivative.

The Company accounts for potentially beneficial conversion features under FASB ASC Topic 470-20, Debt with Conversion and Other Options (ASC 470-20). At the time of the issuance of the Redeemable Convertible Preferred Stock, the Company’s common stock into which each series of the Company’s Redeemable Convertible Preferred Stock was convertible had an estimated fair value less than the effective conversion price of the Redeemable Convertible Preferred Stock. Therefore, there was no intrinsic value on the respective commitment dates. As such, the Company concluded there were no beneficial conversion features associated with the Redeemable Convertible Preferred Stock.

In accordance with the guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), the Company’s Redeemable Convertible Preferred Stock was classified outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the control of the Company. Pursuant to the guidance in ASC 480, the Company recorded the shares upon issuance at their fair value or original issuance price less issuance costs, as stipulated by their terms, and elected to recognize changes in redemption value immediately as they occurred through adjustments to the carrying amounts of the instruments at the end of each reporting period. The Company recorded accretion to the carrying value of the Redeemable Convertible Preferred Stock to equal redemption value at the end of each reporting period unless the carrying value exceeded the redemption value at such date.

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

As of December 31, 2020, the Company did not have any shares of Redeemable Convertible Preferred Stock authorized, issued or outstanding as the then-outstanding shares automatically converted into shares of common stock upon the completion of the IPO on October 16, 2020.

Rights, preferences and privileges

Prior to the conversion of the Redeemable Convertible Preferred Stock into shares of common stock upon the completion of the IPO on October 16, 2020, the rights, preferences and privileges of the Redeemable Convertible Preferred Stock were as follows:

Voting

On any matter presented to the stockholders for their action or consideration, each holder of outstanding shares of Redeemable Convertible Preferred Stock was entitled to cast the number of votes equal to the number of shares of the Company’s common stock into which the shares of Redeemable Convertible Preferred Stock were convertible as of the record date for determining stockholders entitled to vote on such matter. Except as otherwise provided, holders of the Company’s Redeemable Convertible Preferred Stock would have voted together with the holders of the Company’s common stock as a single class. The holders of the Company’s Redeemable Convertible Preferred Stock, exclusively and as a single class on an as-converted basis, were entitled to elect two members of the Company’s board of directors.

A vote constituting 60% of the outstanding shares of Redeemable Convertible Preferred Stock, voting as a single class on an as-converted basis, was required to liquidate or dissolve the Company, effect a merger, amend the Amended Certificate of Incorporation or By-Laws, create shares that would rank senior to or authorize additional shares of Redeemable Convertible Preferred Stock, reclassify or alter any of the existing securities of the Company, authorize or issue any debt security of $1.0 million or more, change the amount of capital stock held in any direct or indirect subsidiary, declare a dividend or make a distribution (except for a dividend or distribution on Redeemable Convertible Preferred Stock), or change the authorized number of directors constituting the Company’s board of directors.

Dividends

The holders of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were entitled to receive dividends at a rate per annum of $0.08, $0.24, and $0.303 per share, respectively, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Convertible Preferred Stock (the Accruing Dividends). Dividends accrued from day to day, whether or not declared, and were cumulative, although the Accruing Dividends were payable only when, as, and if declared by the board of directors. Additionally, Accruing Dividends were payable upon liquidation, dissolution, or winding up of the Company, or a Deemed Liquidation Event (as defined in the Amended Certificate of Incorporation) and upon redemption, whether or not declared. As of December 31, 2020, no dividends have been declared or paid by the Company since its inception. The Company’s cumulative dividends on its Redeemable Convertible Preferred Stock were as follows (in thousands):

AS OF DECEMBER 31,
2019
Series A	$10,969
Series B	19,312
Series C	12,982
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

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or upon the occurrence of a Deemed Liquidation Event, as defined in the Amended Certificate of Incorporation, the holders of shares of Redeemable Convertible Preferred Stock then outstanding were entitled, on a pari passu basis, to be paid out of the assets of the Company available for distribution to stockholders before any payment was made to the holders of common stock, an amount per share equal to the greater of: (i) the applicable Original Issue Price for such series, plus any dividends accrued but unpaid thereon whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) the amount per share as would have been payable in respect of each share of the Redeemable Convertible Preferred Stock, had each such share been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event. In the event the assets of the Company available for distribution to stockholders are insufficient to pay the holders of shares of Redeemable Convertible Preferred Stock the full amount to which they are entitled, the holders of shares of Redeemable Convertible Preferred Stock would have shared ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable if it were paid in full.

Conversion

Each share of Redeemable Convertible Preferred Stock was convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder, into the number of fully paid and non-assessable shares of common stock as was determined by dividing the applicable Original Issue Price for such shares, by the applicable conversion price. The applicable conversion prices were initially equal to $7.82 for the Series A Preferred Stock, $23.45 for the Series B Preferred Stock and $29.61 for the Series C Preferred Stock, as adjusted for the Company’s reverse stock split. Accordingly, each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was initially convertible into approximately 0.1279 shares of common stock, as adjusted for the Company’s reverse stock split. The applicable conversion prices were subject to appropriate adjustment related to certain dilutive events in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company’s Third Certificate of Incorporation, including adjustments for issuances of common stock at a per share price less than the applicable conversion price of the Redeemable Convertible Preferred Stock, which included the IPO. Upon conversion pursuant to the completion of the IPO, the applicable conversion prices were equal to $7.82 for the Series A Preferred Stock, $21.41 for the Series B Preferred Stock and $26.08 for the Series C Preferred Stock, as adjusted for the Company’s reverse stock split. Accordingly, each share of Series A Preferred Stock converted into approximately 0.1279 shares of common stock, each share of Series B Preferred Stock converted into approximately 0.1401 shares of common stock, and each share of Series C Preferred Stock converted into approximately 0.1452 shares of common stock.

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

14. Stock-based compensation

Stock plans

As of December 31, 2020, the Company has granted service-based awards, which vest over a defined period of service, and performance-based awards, which vest upon the achievement of defined conditions. Service-based awards generally vest over a four-year period, with the first 25% vesting following twelve months of continued employment or service, and the remainder vesting in twelve quarterly installments over the following three years. In 2016, 2018 and 2019, the Company granted stock option awards to certain employees with terms that allow for vesting upon the achievement of performance conditions specific to the Company’s corporate goals, including but not limited to certain research, business development and liquidity milestones. Also in 2018, the Company granted a stock option award to a non-employee with service conditions that provide for accelerated vesting upon the consummation of an initial public offering. Additionally, in 2016 the Company granted stock option awards to an executive with terms that provide for vesting upon the achievement of both performance and market conditions, as the awards vest upon the occurrence of certain events, including the consummation of an initial public offering, and market conditions subject to a specified return to certain of the Company’s investors. This award was modified in 2019 to a service-based award.

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

The number of shares initially reserved for issuance under the 2015 Plan was 1,074,581 shares. Through December 31, 2019, the board of directors authorized an aggregate increase of 3,338,874 shares reserved for issuance under the 2015 Plan for a total number of shares reserved for issuance of 4,413,455. In January 2020 and June 2020, the Company’s board of directors approved increases to the number of shares reserved for issuance by 191,889 and 319,815, respectively. As of December 31, 2019, there were  72,781 shares available for future issuance under the 2015 Plan.

The shares we issue under our 2015 Plan are authorized but unissued shares or shares we reacquire. The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by us prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) under our 2015 Plan are currently added to the shares of common stock available for issuance under our 2015 Plan. As of the effective date of our 2020 Plan, such shares will be added to the shares available under our 2020 Plan.

The 2020 Stock Option and Incentive Plan (the 2020 Plan), was adopted by the Company’s board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective as of October 12, 2020.  The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2020 Plan is 1,043,402 shares; plus the shares of common stock that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan. The number of shares reserved shall be annually increased on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of 5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year or such lesser number of shares determined by the compensation committee.

The shares of the Company’s common stock subject to outstanding awards under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. As of December 31, 2020, there were 1,288,891 shares available for future issuance under the 2020 Plan.

The Company’s stock options expire after approximately ten years from the date of grant. As of December 31, 2020, the Company does not hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

2020 Employee stock purchase plan

The Company’s 2020 Employee Stock Purchase Plan, (the ESPP) was adopted by our board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective October 12, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 208,680 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on each January 1st, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of (i) 834,720 shares of common stock, (ii) 0.5% of the outstanding shares of common stock on the immediately preceding December 31st or (iii) such lesser number of shares as determined by the administrator of the ESPP.

Stock options

The following table summarizes the Company’s stock option activity:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (1)
			(In years)	(In thousands)
Outstanding as of December 31, 2019	4,251,914	$7.78	8.03	$10,515
Granted	808,853	$13.53
Exercised	(47,592)	$4.87
Forfeited	(469,857)	$10.79
Outstanding as of December 31, 2020	4,543,318	$8.52	7.22	$108,048
Exercisable as of December 31, 2020	2,557,337	$8.52	6.28	$65,595
Vested and expected to vest as of December 31, 2020	4,533,724	$7.21	7.22	$107,770

(1)

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of December 31, 2020 and 2019.

The weighted average grant date fair value per share of options granted during the years ended December 31,2020 and 2019 was $8.30 and $9.20, respectively.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 and 2019 was $0.4 million and $1.0 million, respectively.

Stock option valuation

Service-based awards

The key assumptions used in the Black-Scholes option pricing model on the date of grant for options with service-based vesting conditions granted to employees, directors and non-employees, were as follows, presented on a weighted average basis:

	YEAR ENDED DECEMBER 31,
	2020	2019
Risk-free interest rate	0.68%	2.22%
Expected term (in years)	6.18	6.25
Expected volatility	68.75%	67.57%
Expected dividend yield	0.00%	0.00%
Fair value per share of common stock	$13.52	$14.78

Performance-based awards

The key assumptions used in the Black-Scholes option pricing model on the date of grant for performance-based awards granted to employees were as follows, presented on a weighted average basis:

YEAR ENDED DECEMBER 31, 2019
Risk-free interest rate	1.89%
Expected term (in years)	6.25
Expected volatility	67.45%
Expected dividend yield	0.00%
Fair value per share of common stock	$10.25

The Company did not grant any performance-based awards during the year ended December 31, 2020.

Market-based awards

In 2016, the Company granted stock options to an executive with both performance and market conditions. The weighted-average grant date fair value per share of such awards using a Monte Carlo simulation approach was up to $2.12. These options were modified during 2019, to replace the respective market conditions and performance-based vesting conditions, with service-based vesting conditions. The modification was a Type III modification, and the Company is recognizing compensation expense beginning on the modification date over the requisite service period of the modified award.

Award repricing

On July 1, 2019, the board of directors determined the fair value of the Company’s common stock to be $10.25 per share following the withdrawal of the Company’s attempted IPO. The $10.25 per share fair value represents a decrease in the fair value of the Company’s common stock from the immediately preceding fair value of common stock approved by the board of directors of $24.32 per share as of April 3, 2019, due to the change in the Company’s estimate of the probability of an IPO scenario. On July 24, 2019, the board of directors approved a repricing of options previously granted at an exercise price greater than the then-current fair value of $10.25 per share such that the exercise price of the modified awards equals $10.25 per share. The repriced options included stock options to purchase a total of 1,089,147 shares of common stock issued from December 2018 through April 2019. The repriced awards were all unvested as of the modification date and none of the vesting terms were modified.

The key assumptions used in the Black-Scholes option pricing model on the date of repricing for the affected options were as follows, presented on a weighted average basis:

YEAR ENDED DECEMBER 31, 2019
Risk-free interest rate	1.86%
Expected term (in years)	5.79
Expected volatility	66.56%
Expected dividend yield	0.00%
Fair value per share of common stock	$10.25

The modification of these awards was treated as an exchange of the original award for a new award, incurring additional compensation cost for any incremental value. The incremental compensation cost was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The total incremental expense related to the repricing for all awards was $1.2 million. Each modified award was valued on the modification date of July 24, 2019, and the Company is recognizing the unamortized compensation expense related to the original award plus the incremental compensation expense of the modified award over the remaining requisite service period.

Stock-based compensation expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Research and development	$3,563	$3,845
General and administrative	3,517	3,400
	$7,080	$7,245
Stock options	$7,080	$7,245
	$7,080	$7,245
Employee	$6,547	$5,947
Non-employee	533	1,298
	$7,080	$7,245

The Company recognized expense of $0.3 million during the year ended December 31, 2020, related to performance-based awards that vested upon achievement of their underlying performance condition. The Company did not recognize expense related to performance awards during the year ended December 31, 2019.

As of December 31, 2020, excluding awards with performance conditions, the total unrecognized compensation expense related to the Company’s option awards was $14.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.56 years. This amount includes the total unrecognized compensation expense for all awards repriced during 2019, including both the unamortized compensation expense related to the original awards plus the incremental compensation expense of the modified award.

15. Collaboration agreements

Jazz collaboration and license agreement

Agreement summary

On January 2, 2019, the Company entered into a Collaboration and License Agreement (the Jazz Collaboration Agreement) with Jazz focused on the research, development and commercialization of exosome therapeutics to treat cancer. The Company granted Jazz an exclusive, worldwide, sublicensable, royalty-bearing license to develop, manufacture and commercialize therapeutic candidates directed at up to five oncogene targets (each, a Development and Commercialization License) to be developed using the Company’s engEx Platform for exosome therapeutics. The targets, which include NRAS and STAT3, have been validated in hematological malignancies and solid tumors but generally have been undruggable with current modalities. On December 23, 2020, the Company and Jazz entered into an amendment to the Jazz Collaboration Agreement (the First Amendment). The First Amendment extended the time available for Jazz to exercise an option to July 2, 2021 with respect to either the inclusion of an additional target or initiation of an additional program. The First Amendment did not modify any of the other provisions of the Jazz Collaboration Agreement and did not result in any change in transaction price.

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

Accounting analysis

The Company evaluated the Jazz Collaboration Agreement, as amended, in accordance with the provisions of ASC 606. The Company concluded that the contract counterparty is a customer in the arrangement. The Company accounted for the extension of the exercise period pursuant to the First Amendment as a modification. The Company did not account for the First Amendment as a separate contract because the amendment did not result in an increase to the scope of the arrangement nor was the pricing of the arrangement increased. Accordingly, the First Amendment was combined with the Jazz Collaboration Agreement. For the remaining promised goods and services that are distinct from the goods and services that were transferred on or before the date of the effectiveness of the First Amendment, the Company has accounted for the modification on a prospective basis as if it were a termination of the existing contract and the creation of a new contract. Conversely, the remaining promised goods and services that are not distinct from the goods and services that were transferred on or before the date of the effectiveness of the First Amendment were deemed to form part of a single performance obligation that is partially satisfied so they have been accounted for as part of the existing contract for which an adjustment has been recorded on a cumulative catch-up basis at the date of the modification.

The Company determined that the change to the arrangement that was enacted by the First Amendment did not impact the identification of the promises in the contract. The Company’s obligations under the Jazz Collaboration Agreement, as amended, comprise the following substantive promises:

•	Development and Commercialization Licenses for each of the Initial Collaboration Targets (each, a Development and Commercialization License Promise)
•

Research services related to the conduct of the applicable work plan, which provides a framework for the applicable research activities, performed on a target-by-target basis, pursuant to a program aimed at identifying and evaluating exosome therapeutics directed to the individual targets (each such program for research activities, a Research Program) and sets forth the specific activities to be undertaken over the course of such Research Program, including the associated objectives and timelines therefor (each, a Work Plan) for each of the four Initial Collaboration Targets that are the subject of the collaboration (each, a Research Services Promise)

•

Preclinical and clinical services related to the completion of the Early Development Plans (as defined below) for each of the four Initial Collaboration Targets that are the subject of the collaboration (each, a Development Services Promise)

•

Material right associated with Jazz’s ability to obtain either: (i) a Development and Commercialization License, research services pursuant to an associated Work Plan, and preclinical and clinical services pursuant to an associated plan that describes the preclinical studies, manufacturing process development, and clinical development to be performed with respect to an applicable product candidate that the parties determine is suitable for IND-enabling studies (each such product candidate, a Development Candidate) and the associated timelines, budget and resource allocation therefor (each, an Early Development Plan) for an Additional Target or (ii) research services pursuant to an associated Work Plan and preclinical and clinical services pursuant to an associated Early Development Plan for an additional Research Program for one of the Initial Collaboration Targets (an Additional Research Program, and such material right, the Additional Target or Program Material Right Promise)

•

Material right associated with Jazz’s ability to obtain a Development and Commercialization License, research services pursuant to an associated Work Plan and preclinical and clinical services pursuant to an associated Early Development Plan for a Replacement Target (the Replacement Target Material Right Promise)

•	Material rights associated with Jazz’s ability to obtain services with respect to non-GLP toxicology studies for two Backup Candidates (each, a Backup Candidate Material Right Promise)

For purposes of evaluating the Jazz Collaboration Agreement, as amended, in accordance with ASC 606, the Company has determined that the ability for Jazz to either nominate an Additional Target or request an Additional Research Program represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. More specifically, the Development and Commercialization License and associated research services under the related Work Plan that would be provided pursuant to Jazz’s option to include an Additional Target within the scope of the arrangement would be provided at no additional cost to Jazz. Similarly, the research services under a Work Plan that would be provided upon an exercise of Jazz’s option to request an Additional Research Program would be provided at no additional cost to Jazz. The deadline for the exercise of this option was extended by a defined period of time under the First Amendment, but the option was otherwise unchanged. Additionally, the Company has determined that the ability for Jazz to elect a Replacement Target represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. Consistent with an Additional Target, to the extent Jazz requests that a Replacement Target be included within the scope of the arrangement, the Development and Commercialization License and associated research services under the related Work Plan would be provided at no additional cost to Jazz. Lastly, the Company determined that the ability for Jazz to request the Company to render services with respect to non-GLP toxicology studies for certain Backup Candidates represents a material right because the pricing inherent in such option also provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related services to comparable customers. Along the same lines as the other material rights, upon Jazz’s exercise, the Company would render services with respect to the conduct of non-GLP toxicology studies for one Backup Candidate for each of the first two Development Candidates at no cost to Jazz.

The Company determined that the extension of the exercise period pursuant to the First Amendment did not affect the composition of the performance obligations. For purposes of evaluating the Jazz Collaboration Agreement, as amended, in accordance with ASC 606, the Company determined that the Development and Commercialization License Promise for each of the Initial Collaboration Targets is neither capable of being distinct nor distinct within the context of the contract from the associated Research Services Promise and Development Services Promise. Due to the specialized nature of the services to be provided by the Company, specifically with respect to the Company’s proprietary expertise related to exosome engineering and manufacturing, the customer cannot benefit from or utilize the license without the research and development services. Moreover, the Company concluded that the Development and Commercialization License Promise, Research Services Promise and Development Services Promise for each individual target are interrelated to and interdependent on each other. Due to the nature of the services and capabilities of the parties, the customer cannot derive its intended benefit from the license without the accompanying research and development services to be performed pursuant to the underlying Work Plans and Early Development Plans. The nature of the combined performance obligation is to provide certain research and development services for targets that are designated for inclusion in the arrangement in order to transfer a combined item to the customer in the form of a product candidate for which human proof of concept has been established. As such, the Company has treated the Development and Commercialization License Promise, Research Services Promise and Development Services Promise related to each target as a combined performance obligation (each, a License and Services Performance Obligation; collectively, the License and Services Performance Obligations). However, the Company has determined that the License and Services Performance Obligation associated with each target is distinct from the License and Services Performance Obligation for the other targets because: (i) Jazz can benefit from the license and research and development services for a given target on their own since the results related thereto can be evaluated discretely and (ii) Each bundle for an individual target is separately identifiable since it does not affect either the Company’s ability to perform or Jazz’s ability to assess the program for any other target. Thus, the License and Services Performance Obligation for each target is a separate performance obligation. Each of the material right promises has been deemed a distinct performance obligation due to their nature as specified in ASC 606. Therefore, the Company has identified the following eight performance obligations in connection with its obligations under the Jazz Collaboration Agreement, as amended:

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
•

Material right associated with Jazz’s option to request certain Backup Candidates (the Backup Candidate Material Right Performance Obligation: Backup Candidate #1 and Backup Candidate Material Right Performance Obligation: Backup Candidate #2, respectively)

Accordingly, in accounting for the modification resulting from the First Amendment, the License and Services Performance Obligations were treated as part of the existing contract, whereas the material right performance obligations were treated as a termination of the existing contract and the creation of a new contract.

At inception of the arrangement, the Company measured the transaction price solely in reference to the $56.0 million non-refundable and non-creditable up-front payment. None of the variable consideration payable under the arrangement was included in the transaction price at inception. The Company estimates the amount of variable consideration to which it expects to be entitled associated with cost reimbursements, in addition to preclinical development, IND acceptance, clinical and regulatory milestones, using the most likely amount method. The Company did not include any cost reimbursements in the transaction price at inception due to the uncertainty around the Company’s receipt of such amounts as it is dependent upon viable product candidates progressing through development. All preclinical development, IND acceptance, clinical and regulatory milestone payments were excluded from the transaction price at inception due to the uncertainty of initiating the specified phase of preclinical development, achieving the associated development criteria or receiving approval or acknowledgement from the relevant regulatory authorities. Further, regulatory milestone payments will be excluded from the transaction price until the associated regulatory milestone is achieved. The sales milestone payments, royalties and profit share are subject to the royalty recognition constraint because the associated license is deemed to be the sole or predominant item to which the payments relate. As of December 23, 2020, the total remaining consideration was $55.0 million which is comprised solely of the transaction price on the original contract not yet recognized as revenue because the modification did not change the arrangement consideration. The Company updates its assessment of the estimated transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There have been no changes to the Company’s estimate of variable consideration since inception of the arrangement through December 31, 2020. Through December 31, 2020, the Company has not achieved any preclinical development, IND acceptance, clinical, regulatory or sales milestones or earned any royalties or profit share under the Jazz Collaboration Agreement.

Upon modification, the Company allocated the transaction price associated with the remaining consideration to each of the identified performance obligations on a relative standalone selling price basis. Certain elements of variable consideration are attributable to specific performance obligations; however, no amounts of variable consideration have been included in the transaction price. The Company updated the standalone selling prices for each of the identified performance obligations to reflect assumptions and estimates in effect on the modification date. The Company determined the updated standalone selling prices for each of the performance obligations included in the Jazz Collaboration Agreement considering relevant market conditions, entity-specific factors and information about the customer, while maximizing the use of available observable inputs. As a result, the transaction price associated with the remaining consideration was reallocated to the identified performance obligations as follows (in thousands):

PERFORMANCE OBLIGATION	ALLOCATED TRANSACTION PRICE
License and Services Performance Obligation: Initial Collaboration Target #1	$12,717
License and Services Performance Obligation: Initial Collaboration Target #2	13,702
License and Services Performance Obligation: Initial Collaboration Target #3	10,866
License and Services Performance Obligation: Initial Collaboration Target #4	13,593
Additional Target or Program Material Right Performance Obligation	2,812
Replacement Target Material Right Performance Obligation	1,188
Backup Candidate Material Right Performance Obligation: Backup Candidate #1	47
Backup Candidate Material Right Performance Obligation: Backup Candidate #2	47
Transaction Price	$54,972

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

Amounts allocated to each of the License and Services Performance Obligations is recognized as revenue over time commensurate with the term of the associated Research Program and development activities performed pursuant to a program focused on establishing human proof-of-concept for a given target using a proportional performance model which depicts the Company’s performance in transferring control to the customer. The Company utilizes a cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation as the underlying services are provided. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete each of the respective programs. These costs consist primarily of internal full-time equivalent effort and third-party costs. Allocated amounts are recognized as revenue based on actual costs incurred as a percentage of total budgeted costs. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the programs is recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. As of December 31, 2020, there has been no significant change in the Company’s assumptions or estimates related to the costs to complete. Amounts allocated to each of the Additional Target or Program Material Right Performance Obligation, Replacement Target Material Right Performance Obligation and Backup Candidate Material Right Performance Obligations will be recognized as revenue upon the earlier of when: (i) the option is exercised wherein the future goods and/or services are transferred or (ii) the option expires. As of December 31, 2020, all of the material rights are outstanding as none of the material rights have either been exercised or have expired.

The aggregate amount of the transaction price allocated to the License and Services Performance Obligations that were unsatisfied, as of December 31, 2020 was $50.9 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target, through approximately 2026. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of December 31, 2020 was $4.1 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

The Company’s revenue of $0.4 million during the year ended December 30, 2019 was generated solely from the Jazz Collaboration Agreement. During the year ended December 31, 2020, the Company recognized $0.6 million of revenue associated with the Jazz Collaboration Agreement. The impact related to a cumulative catch-up adjustment associated with the First Amendment had an immaterial impact to the consolidated financial statements. No revenue had been recognized through the date of the First Amendment for the material right performance obligations and there were no cumulative catch-up adjustments recorded for such performance obligations as a result of the First Amendment. Amounts allocated to each of the material right performance obligations will be recognized as revenue prospectively when the right has been exercised or when the option expires.

As of December 31, 2020 and 2019, the Company had $55.0 million and $55.6 million, respectively, of deferred revenue related to the Company’s collaboration with Jazz which is classified as current or long-term in the accompanying consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services. During the years ended December 31, 2020 and 2019, the Company incurred $3.3 million and $2.1 million of costs associated with its obligations under the arrangement with Jazz which is classified within research and development expenses in the accompanying consolidated statements of operations and comprehensive loss

Sarepta license and option agreement

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

Amounts allocated to the Research License and Services Performance Obligation are recognized as revenue over time commensurate with the term of the Research Plan using a proportional performance model which depicts the Company’s performance in transferring control to the customer. The Company utilizes a cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation as the underlying services are provided. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research program. These costs consist primarily of internal full-time equivalent effort and third-party costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgement is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the program is recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. As of December 31, 2020, there has been no significant change in the Company’s assumptions or estimates related to the costs to complete. Amounts allocated to the Research License and Services Performance Obligation is being recognized over the term of the Research Plan which is expected to be through approximately mid-2022. Amounts allocated to each of the Material Right Performance Obligations will be recognized as revenue upon the earlier of when: (i) the option is exercised wherein the future goods and/or services are transferred or (ii) the option expires. As of December 31, 2020, all of the material rights are outstanding as none of the material rights have either been exercised or have expired.

The aggregate amount of the transaction price allocated to the Research License and Services Performance Obligation that was unsatisfied, as of December 31, 2020 was $8.7 million, which is expected to be recognized over the term of the associated Research Program and development activities for each target, through approximately mid-2022. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of December 31, 2020 was $7.0 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

During the year ended December 31, 2020, the Company recognized $2.3 million of revenue associated with the Sarepta Research Agreement. As of December 31, 2020 there was $7.7 million of deferred revenue related to the Company’s collaboration with Sarepta which is classified as current or long-term in the accompanying consolidated balance sheet based on the expected timing of satisfaction of the underlying goods and/or services. During the year ended December 31, 2020, the Company incurred $2.3 million of costs associated with its obligations under the Sarepta Research Agreement. Such costs were classified within research and development expenses for each respective period in the accompanying consolidated statements of operations and comprehensive loss.

Other information

The following tables present changes in the Company’s contract assets and liabilities for the year ended December 31, 2020 (in thousands):

	AS OF DECEMBER 31, 2020
	BALANCE BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE END OF PERIOD
Contract assets:
Accounts receivable	$—	$10,000	$(10,000)	$—
Contract liabilities:
Deferred revenue	$55,612	$10,000	$(2,915)	$62,697

During the year ended December 31, 2020 and 2019, the Company recognized the following revenue (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$641	$—
Performance obligations satisfied in prior periods	$—	$—

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

Under the terms of the MDACC Research Agreement, the Company was obligated to pay fixed tiered quarterly cash payments (the Quarterly Payments) and to issue a fixed number of shares of its Series A Preferred Stock or Series B Preferred Stock to MDACC in consideration for the research services. The Quarterly Payments consisted of the following: (i) direct expenses comprising $1.0 million payable to MDACC in the first year and $1.25 million payable in years two through five, and (ii) overhead charges of 25% of the direct expenses. In addition to the Quarterly Payments, the Company was also obligated to issue an aggregate of 200,000 shares of Series A Preferred Stock in the first year of the arrangement and 20,833 shares of Series B Preferred Stock, quarterly, in years two through five of the MDACC Research Agreement. The Company recognized the payments made to MDACC as research and development expense as incurred. The shares to be issued were expensed on the date the associated Quarterly Payment was due based on the estimated fair value of the underlying series of Redeemable Convertible Preferred Stock on such date. Subsequent to issuance, the Series A Preferred Stock and Series B Preferred Stock issued to MDACC was accounted for consistent with all other outstanding shares of the respective series of Redeemable Convertible Preferred Stock. As noted above, the agreement was terminated as of December 31, 2019. As of December 31, 2019, the Company accrued the final $1.2 million cash payment and 62,500 shares of Series B Preferred Stock related to services provided in 2019. The Company made the final cash payment and issued the remaining shares of Series B Preferred Stock to MDACC in January 2020. There are no further payments or share issuances owed to MDACC pursuant to the MDACC Research Agreement.

For the year ended December 31, 2019, the Company recognized expense for the estimated fair value of the 83,332 shares of Series B Preferred Stock that were due to MDACC totaling $0.3 million and expenses for the direct expenses and overhead charges of $1.6 million. There was no expense recognized during the year ended December 31, 2020.

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

Under the terms of the MDACC License Agreement, the Company is responsible for all patent costs incurred by MDACC for the underlying licensed technology in excess of $1.5 million from the effective date of the agreement through February 1, 2021, and for all patent costs incurred or invoiced after this date. As of December 31, 2020, there was approximately $0.8 million remaining for funding by MDACC of patent-related costs under the MDACC License Agreement.

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

As of December 31, 2020, no milestones had been achieved, nor had any royalties, sublicensing fees or other contingent payments been incurred under the MDACC License Agreement. The Company did not make any payments to MDACC for the years ended December 31, 2020 or 2019, with respect to the MDACC License Agreement.

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

Pursuant to ASC 730, the Company determined that the assets acquired represent in-process research and development with no alternative future use. Therefore, the value of the consideration given for the licenses was expensed to acquired in-process research and development in the period in which it was incurred.

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

The Company has certain diligence obligations under the Kayla License Agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval. The Company is also obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of the Company’s common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the US, the EU and Japan. Such payments will be expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved. Additionally, the Company is obligated to pay to Kayla a percentage of the payments that the Company receives from sublicensees of the rights licensed to it by Kayla, excluding any royalties. This percentage varies from single digits to low double digits. The first milestone was achieved upon the first dosing of exoSTING to the first subject in the Company’s Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was accrued as of September 30, 2020 and paid as of December 31, 2020. During the year ended December 31, 2020 the Company recorded $17.7 million to research and development expense under the Kayla License Agreement. The aggregate expenses of $17.7 million comprises the value of the common stock issued to Kayla in the amount of $2.7 million, based on the value of the Company’s common stock on the date the milestone was achieved, and the $15.0 million cash payment. The milestone payment was expensed because the associated asset was in development at the time the contingency that triggered the milestone was achieved. As of December 31, 2020, no other milestones had been achieved.

The Company is obligated to pay to Kayla tiered royalties ranging from low single-digits to mid-single-digits based on annual net sales by the Company, its affiliates and its sublicensees of licensed products. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. The Company may terminate the Kayla License Agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. The Company or Kayla may terminate the Kayla License Agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof. As of December 31, 2020, no royalties, or other contingent payments had been incurred under the Kayla License Agreement.

17. Related parties

One of the Company’s founders who served on the board of directors through February 2019 (the Founder) is a professor and department chairman at MDACC. In connection with the MDACC Research Agreement and the MDACC License Agreement, as of December 31, 2019, the Company had outstanding common stock issued to MDACC and associated entities of 738,134 shares. Additionally, the Company had outstanding Redeemable Convertible Preferred Stock issued to MDACC of 1,587,500 shares of Series A Preferred Stock as of December 31, 2019, and 187,497 shares of Series B Preferred Stock as of December 31, 2019, respectively. As of December 31, 2020, the Company had no outstanding Redeemable Convertible Preferred Stock issued. As of December 31, 2019, the Company had $1.2 million in accrued expenses due to MDACC relating to these arrangements. There were no accrued expenses due to MDACC relating to these arrangements as of December 31, 2020. Effective February 1, 2019, the Founder resigned from the Company’s board of directors and therefore this individual and MDACC were no longer considered to be related parties as of December 31, 2019.

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

Effective February 1, 2019, the Founder resigned from the Company’s board of directors. As of December 31, 2020, the other scientific co-founder continued to serve on the Company’s board of directors. As of December 31, 2020, the other scientific co-founder had outstanding common stock and stock options of 738,134 and 40,701, respectively.

18. 401(k) plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the first 6% of an employee’s deferral. The Company’s contributions are expensed in the year for which they are declared. For the year ended December 31, 2020 and 2019, the Company recorded expense of $0.4 million and $0.4 million, respectively, for 401(k) match contributions.

19. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2020	2019
Numerator:
Net loss	$(91,665)	$(77,960)
Cumulative dividends on redeemable convertible preferred stock	(10,831)	(13,701)
Net loss attributable to common stockholders	$(102,496)	$(91,661)
Denominator:
Weighted average common shares outstanding, basic and diluted	6,332,841	2,989,423
Net loss per share attributable to common stockholders, basic and diluted	$(16.18)	$(30.66)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	YEAR ENDED DECEMBER 31,
	2020	2019
Series A redeemable convertible preferred stock	—	4,247,153
Series B redeemable convertible preferred stock	—	2,625,142
Series C redeemable convertible preferred stock	—	2,584,633
Outstanding stock options	4,543,318	4,251,914
	4,543,318	13,708,842

20. Income taxes

During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred and research and development tax credits earned in each year or interim period due to its uncertainty of realizing a benefit from those items.

The reconciliation of the US statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019
Federal statutory income tax rate%	21.0%	21.0%
State taxes, net of federal benefit	7.4	7.5
Federal and state research and development credits	2.7	3.7
Non-deductible items	(0.8)	(0.4)
Change in valuation allowance	(30.0)	(31.9)
Other	(0.3)	0.1
Effective income tax rate%	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$37,609	$21,496
Capitalized license and research and development payments	8,393	3,928
Research and development credits	11,910	8,127
Deferred revenue	17,117	15,186
Deferred rent	—	2,902
Lease liabilities	10,519	—
Accrued bonus	1,053	825
Stock compensation	3,335	2,590
Other temporary differences	349	127
Total deferred tax assets	90,285	55,181
Valuation allowance	(80,758)	(53,285)
Deferred tax assets	9,527	1,896
Deferred tax liabilities:
Right-of-use asset	(6,007)	—
Depreciation	(3,520)	(1,896)
Net deferred taxes	$—	$—

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $137.6 million and $138.1 million, respectively, which may be available to offset future taxable income. The Company has generated federal net operating losses of $101.2 million which have an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and the Company’s state net operating loss carryforwards would begin to expire in 2035. As of December 31, 2020, the Company had federal and state research and development credit carryforwards of $8.3 million and $3.9 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively. The federal and state income tax returns are generally subject to tax examinations for the tax years ending December 31, 2017 through 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 were primarily due to the increases in net operating loss and tax credit carryforwards and totaled $27.5 million and $24.8 million, respectively.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2020 or 2019.

The Company does not have any uncertain tax positions. The Company has not conducted a study of its research and development credit carryforwards. This study may result in an adjustment to research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Net operating losses are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet conducted a study to determine if any such changes have occurred that could limit its ability to use the net operating losses and tax credit carryforwards.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. As of December 31, 2020 or 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to the Company’s net deferred tax assets as of December 31, 2020 since the Company has not recorded any US federal or state income tax benefits for the net losses incurred in any period due to the Company’s uncertainty of realizing a benefit from those items.

21. Subsequent events

On February 17, 2021, the Company completed a follow-on public offering, pursuant to which it issued and sold 3,162,500 shares of its common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in net proceeds of $62.0 million, after deducting underwriting discounts and commissions and other offering expenses.

On January 20, 2021, Eric S. Lander resigned from the board of directors effective January 25, 2021.