Form 10-Q
period 2021-03-31
Codiak BioSciences, Inc.
filed 2021-05-06
CIK 1659352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 22,043,883 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three months ended March 31, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II.	OTHER INFORMATION	44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		46

i

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

•	the design and conduct of our clinical trials of exoSTING and exoIL-12 and planned clinical trial of exoASO-STAT6;

•	our ability to successfully advance any our engEx product candidates into and through clinical trials, or obtain marketing approval;

•	the potential and capabilities of our engEx Platform, engEx product candidates and engEx discovery programs;

•	the potential and capability of our engEx Platform to generate additional engEx product candidates;

•	our ability to successfully manufacture, or procure from third parties sufficient supply of, our product candidates for preclinical studies, clinical trials or commercial use, if approved;

•	our ability to establish, operate and maintain our in-house Phase 1/2 clinical manufacturing facility;

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

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10‑Q.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, or the Annual Report, and this Quarterly Report on Form 10-Q.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “Codiak,” “the Company,” “we,” “us,” and “our” in this Form 10-Q refer to Codiak BioSciences, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	MARCH 31, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$130,272	$88,915
Prepaid expenses and other current assets	4,405	4,843
Total current assets	134,677	93,758
Property and equipment, net	30,885	31,410
Restricted cash, net of current portion	4,170	4,170
Operating right-of-use assets	21,767	22,003
Total assets	$191,499	$151,341
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,162	$2,018
Accrued expenses	6,805	8,870
Deferred revenue	4,345	5,281
Operating lease liabilities	2,230	1,482
Total current liabilities	15,542	17,651
Long-term liabilities:
Deferred revenue, net of current portion	46,008	57,416
Note payable, net of discount	25,095	24,960
Operating lease liabilities, net of current portion	35,931	36,540
Other long-term liabilities	207	207
Total liabilities	122,783	136,774
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 21,996,886 and 18,787,579 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	367,112	302,655
Accumulated deficit	(298,398)	(288,090)
Total stockholders’ equity	68,716	14,567
Total liabilities and stockholders’ equity	$191,499	$151,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenue:
Collaboration revenue	$13,191	$134
Total revenue	13,191	134
Operating expenses:
Research and development	16,550	18,391
General and administrative	6,588	4,233
Total operating expenses	23,138	22,624
Loss from operations	(9,947)	(22,490)
Other income (expense):
Interest expense	(698)	(295)
Interest income	5	223
Other income	332	60
Total other expense, net	(361)	(12)
Net loss	$(10,308)	$(22,502)
Cumulative dividends on redeemable convertible preferred stock	—	(3,419)
Net loss attributable to common stockholders	$(10,308)	$(25,921)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(8.64)
Weighted average common shares outstanding, basic and diluted	20,333,398	3,001,660
Comprehensive loss:
Net loss	$(10,308)	$(22,502)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	—	(41)
Total other comprehensive loss	—	(41)
Comprehensive loss	$(10,308)	$(22,543)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited, in thousands, except share data)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUM- ULATED OTHER COMPRE- HENSIVE (LOSS)	ACCUM- ULATED	TOTAL STOCK- HOLDERS
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2020	—	$—	—	$—	—	$—	18,787,579	$2	$302,655	$—	$(288,090)	$14,567
Exercise of options to purchase common stock	—	—	—	—	—	—	46,807	—	316	—	—	316
Stock-based compensation	—	—	—	—	—	—	—	—	2,273	—	—	2,273
Issuance of common stock upon public offering, net of issuance costs of $560	—	—	—	—	—	—	3,162,500	—	61,868	—	—	61,868
Net loss	—	—	—	—	—	—	—	—	—	—	(10,308)	(10,308)
Balance at March 31, 2021	—	$—	—	$—	—	$—	21,996,886	$2	$367,112	$—	$(298,398)	$68,716

Balance at December 31, 2019	33,200,000	$44,169	20,520,828	$81,108	20,204,079	$89,507	2,997,040	$—	$2	$43	$(192,878)	$(192,833)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	62,500	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	5,340	—	18	—	—	18
Accretion of preferred stock to redemption value	—	662	—	1,184	—	1,526	—	—	(1,768)	—	(1,604)	(3,372)
Stock-based compensation	—	—	—	—	—	—	—	—	1,750	—	—	1,750
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	(22,502)	(22,502)
Balance at March 31, 2020	33,200,000	$44,831	20,583,328	$82,292	20,204,079	$91,033	3,002,380	$—	$2	$2	$(216,984)	$(216,980)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,308)	$(22,502)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation expense	2,273	1,750
Non-cash interest expense	135	67
Depreciation and amortization expense	1,386	1,028
Accretion of investments	—	(40)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	273	3,154
Operating right-of-use assets	236	502
Accounts payable	270	(920)
Accrued expenses	(1,696)	(4,315)
Deferred revenue	(12,345)	(134)
Operating lease liabilities	139	2,421
Net cash used in operating activities	(19,637)	(18,989)
Cash flows from investing activities:
Purchases of property and equipment	(1,526)	(14,065)
Maturities of investments	—	70,562
Net cash (used in) provided by investing activities	(1,526)	56,497
Cash flows from financing activities:
Proceeds from exercise of common stock options	316	18
Proceeds from public offering of common stock, net of issuance costs	62,204	—
Net cash provided by financing activities	62,520	18
Net Increase in cash, cash equivalents and restricted cash	41,357	37,526
Cash, cash equivalents and restricted cash, beginning of period	93,085	14,852
Cash, cash equivalents and restricted cash, end of period	$134,442	$52,378
Supplemental disclosures:
Cash paid for interest	$563	$228
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$457	$3,136
Deferred offering costs included in accrued expenses	$336	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$3,372
Operating right-of-use assets obtained in exchange for operating lease liabilities	$—	$23,186

	AS OF MARCH 31,
Reconciliation to amounts within the condensed consolidated balance sheets	2021	2020
Cash and cash equivalents	$130,272	$47,842
Restricted cash	$—	$366
Restricted cash, net of current portion	$4,170	$4,170
Cash, cash equivalents and restricted cash at end of period	$134,442	$52,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

Notes to CONDENSED Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Codiak BioSciences, Inc. (collectively, with its consolidated subsidiaries, any of Codiak, we, us, or the Company) was incorporated in Delaware on June 12, 2015 and is headquartered in Cambridge, Massachusetts. Codiak is a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging Codiak’s deep understanding of exosome biology, the Company has developed its engineering and manufacturing platform (the engEx Platform), to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. Codiak has utilized its engEx Platform to generate a deep pipeline of engineered exosomes (engEx exosomes) aimed at treating a broad range of diseases, including oncology, neuro-oncology, neurology, neuromuscular disease and infectious disease. In September 2020, Codiak initiated clinical trials for its two lead product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. Codiak has multiple preclinical and discovery programs that it is advancing either independently or through its strategic collaborations with Jazz Pharmaceuticals Ireland Limited (Jazz) and Sarepta Therapeutics, Inc. (Sarepta).

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

The Company has primarily funded its operations with proceeds from the sales of common stock, redeemable convertible preferred stock, collaborative and research arrangements with Jazz and Sarepta and its Loan and Security agreement with Hercules Capital, Inc. (Hercules). As of March 31, 2021, the Company has raised an aggregate of $168.2 million through the issuance of its redeemable convertible preferred stock and convertible debt, net of issuance costs, $24.6 million from its term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from its collaborations with Jazz and Sarepta. On October 16, 2020, the Company completed its initial public offering (IPO), pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, on February 17, 2021, the Company completed a follow-on public offering, pursuant to which it issued and sold 3,162,500 shares of its common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.9 million, after deducting underwriting discounts and commissions and other offering expenses.

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

As of March 31, 2021, the Company had cash and cash equivalents of $130.3 million. Management believes that its cash and cash equivalent resources at March 31, 2021, will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements.

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

2. Summary of Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). Certain reclassifications were made to the 2020 financial statements to conform to the current period’s presentation. The reclassifications did not result in any changes to net loss or net stockholders’ deficit in either period presented. This report should be read in conjunction with the consolidated financial statements in our 2020 Annual Report.

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates relied upon in preparing the consolidated financial statements include, among others: estimates related to revenue recognition, the valuation of common stock and stock-based compensation awards, leases, accrued expenses and income taxes.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those described in our 2020 Annual Report.

Recent accounting pronouncements

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

3. Fair Value Measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	MARCH 31, 2021
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$26,501	$—	$—	$—	$26,501
	$26,501	$—	$—	$—	$26,501
	DECEMBER 31, 2020
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$81,601	$—	$—	$—	$81,601
	$81,601	$—	$—	$—	$81,601

(1)	Certain cash equivalents that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of March 31, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds invested in US Treasury securities with original maturities of less than 90 days from the date of purchase.

During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s debt is classified as Level 2 for the periods presented and approximates its carrying value due to the variable interest rate.

4. Investments

All of the Company’s investments matured during the year ended December 31, 2020. The Company did not hold any investments as of March 31, 2021.

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets. Investments with maturities of less than 12 months would be considered current and those investments with maturities greater than 12 months would be considered non-current.

The Company did not recognize any realized gains or losses in the three months ended March 31, 2021. The Company recognized less than $0.1 million of realized losses in the three months ended March 31, 2020.

5. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	MARCH 31, 2021	DECEMBER 31, 2020
Leasehold improvements	$23,961	$23,949
Laboratory equipment	15,812	14,837
Furniture and fixtures	1,288	1,288
Computer equipment and software	159	159
Construction-in-process	1,541	1,667
	$42,761	$41,900
Less: Accumulated depreciation and amortization	(11,876)	(10,490)
Property and equipment, net	$30,885	$31,410

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $1.4 million and $1.0, respectively.

6. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	MARCH 31, 2021	DECEMBER 31, 2020
Accrued employee compensation	$3,422	$5,040
Accrued external research and development costs	1,351	1,475
Accrued professional services and consulting	1,156	902
Accrued facilities costs	296	846
Other expenditures	580	607
	$6,805	$8,870

7. Leases

We have entered into various long-term non-cancelable lease arrangements for our facilities, expiring at various times through 2029. Certain arrangements have free rent periods or escalating rent payment provisions; costs under such arrangements are recognized on a straight-line basis over the life of the leases. We have two locations in Massachusetts, our office and laboratory, located in Cambridge and manufacturing space, located in Lexington.

Operating Leases

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

4 Hartwell Place

On March 5, 2019, the Company entered into a lease for manufacturing space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the lease, the Company leases approximately 18,707 square feet for $0.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The lease term commenced in July 2019 and will end in December 2029. The Company has the option to extend the lease twice, each for a 5-year period, on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company has fully occupied the space as of December 31, 2020. Upon execution of the lease agreement, the Company provided a security deposit of $0.4 million which is held in the form of a letter of credit and was classified as non-current restricted cash on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The lease provides the Company with a tenant improvement allowance of up to $1.3 million, which is being amortized as a reduction to rent expense over the remaining lease term. As of March 31, 2021, the Company had received all $1.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

35 CambridgePark Drive

On March 22, 2019, the Company entered into a lease for office and laboratory space at 35 CambridgePark Drive in Cambridge, Massachusetts. Under the terms of the lease, the Company leases approximately 68,258 square feet for $4.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The lease term commenced upon execution of the lease on March 26, 2019 and is expected to end in November 2029. The Company has the option to extend the lease for a 10-year period on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company occupied the space in February 2020 as its new corporate headquarters. Upon execution of the lease agreement, the Company provided a security deposit of $3.7 million which is held in the form of a letter of credit and was classified as non-current restricted cash on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The lease provides the Company with a tenant improvement allowance of $12.3 million, subject to reduction for a 2% construction oversight fee due to the landlord, which is being amortized as a reduction to rent expense over the remaining lease term. As of December 31, 2020, the Company had received all $12.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

Sublease

On April 27, 2020, the Company entered into a sublease for 23,280 square feet of its leased space at 35 CambridgePark Drive. Under the terms of the sublease, the sublessee is to pay the Company approximately $1.3 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on May 18, 2020 and is expected to end in May 2022. The sublessee has the option to extend the sublease for a one-year period on the same terms and conditions as the current sublease, subject to a change in base rent based on the greater of (i) an increase of 3% of the annual rent owed by the sublessee in year two, and (ii) market rent for the subleased premises. Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.3 million which is held in the form of a letter of credit. During the three months ended March 31, 2021, the Company recognized sublease income of $0.4 million, which was presented in other income on the condensed consolidated statements of operations and comprehensive loss. There was no sublease income recognized during the three months ended March 31, 2020.

The components of operating lease costs were as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2021	2020
Operating lease costs	$1,209	$1,212
Short-term lease costs	6	3
Variable lease costs	669	616
Sublease income	(357)	—
	$1,527	$1,831

Variable lease costs were primarily related to operating expenses, taxes and utilities associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises.

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,483	$1,698
Weighted-average remaining lease term - operating leases (years)	8.7	9.7
Weighted-average discount rate - operating leases	10%	10%

Undiscounted cash flows used in calculating the Company’s operating lease liabilities and amounts to be received under the sublease at 35 CambridgePark Drive as of March 31, 2021 are as follows (in thousands):

Fiscal Year	OPERATING LEASE PAYMENTS	SUBLEASE RECEIPTS	NET OPERATING LEASE PAYMENTS
2021 (remainder of the year)	4,463	961	3,502
2022	6,123	483	5,640
2023	6,307	—	6,307
2024	6,496	—	6,496
2025	34,978	—	34,978
Total undiscounted cash flows	$58,367	$1,444	$56,923
Less: Amounts representing interest	(20,206)
Present value of lease liabilities	$38,161

8. Commitments and contingencies

Purchase commitments

Under the Company’s Sponsored Research Agreement with the University of Texas MD Anderson Cancer Center (MDACC), as amended (the MDACC Research Agreement), the Company was obligated to pay fixed quarterly cash payments to MDACC over the term of the agreement. The Company was also obligated to make additional quarterly payments pursuant to the MDACC Research Agreement, payable in the form of a fixed number of the Company’s Series B redeemable convertible preferred stock throughout the remainder of the agreement. Pursuant to the Third Amendment to the MDACC Research Agreement, the termination date was modified to be effective December 31, 2019. The Company made the final $1.2 million cash payment and issued the remaining shares of Series B redeemable convertible preferred stock to MDACC in January 2020. There are no further payments or share issuances owed to MDACC pursuant to the MDACC Research Agreement.

In November 2015, the Company entered into a Patent and Technology License Agreement with MDACC, as amended in April 2018 (the MDACC License Agreement). Under the terms of this agreement the Company is obligated to pay milestone payments upon the achievement of development and regulatory milestones and payments upon the execution of sublicenses for qualifying products, in addition to potential royalty payments on commercial products.

Additionally, the Company has a license agreement with Kayla Therapeutics S.A.S. (Kayla) under which the Company is obligated to make milestone payments upon the achievement of clinical and regulatory milestones and payments upon the execution of sublicenses, in addition to potential royalty payments on commercial products. The first milestone was achieved upon the first dosing of exoSTING to the first subject in the Company’s Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was paid during 2020. The expense related to the milestone payment to Kayla was recorded as research and development expense in the year ended December 31, 2020 because the associated asset was in development at the time the contingency that triggered the milestone was resolved.

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

Indemnification agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated balance sheets as of March 31, 2021 or December 31, 2020.

Legal proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses costs related to its legal proceedings as incurred.

9. Indebtedness

On September 30, 2019 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the Term Loan Facility) is available to the Company in four tranches, subject to certain terms and conditions. $10.0 million of the first tranche was advanced to the Company on the Closing Date and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Upon satisfaction of certain liquidity and clinical milestones, the second tranche was available under the Term Loan Facility, which allowed the Company to borrow an additional amount up to $10.0 million through March 31, 2021. As of March 31, 2021 the Company did not elect to borrow against the second $10.0 million tranche. Upon satisfaction of certain additional clinical milestones, the third tranche is available under the Term Loan Facility, which allows the Company to borrow an additional amount up to $10.0 million through June 30, 2021. The fourth tranche, which allows the Company to borrow an additional amount up to $30.0 million, will be available upon Hercules’ approval on or prior to December 15, 2021.

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

Upon issuance, the initial advance under the first tranche was recorded as a liability with an initial carrying value of $9.5 million, net of debt issuance costs. The July 24, 2020 advance under the first tranche was recorded as a liability with an initial carrying value of $15.0 million. The initial carrying value of all outstanding advances will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the loan. As of March 31, 2021 and December 31, 2020, the carrying value of the term loan was $25.1 million and $25.0 million, respectively, which is classified as a long-term liability on the Company’s condensed consolidated balance sheets as of each respective period. The fair value of debt is classified as Level 2 for the periods presented and approximates its carrying value.

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

The future principal payments under the Loan Agreement are as follows as of March 31, 2021 (in thousands):

Fiscal Year	PRINCIPAL
2021	—
2022	6,106
2023	9,888
2024	9,006
$25,000

During the three months ended March 31, 2021 and 2020, the Company recognized $0.7 million and $0.3 million of interest expense related to the Loan Agreement, respectively. Such amounts were reflected as interest expense on the condensed consolidated statements of operations and comprehensive loss.

10. Stock-based compensation

Stock plans

          As of March 31, 2021, the Company has granted service-based awards, which vest over a defined period of service, and performance-based and market-based awards, which vest upon the achievement of defined conditions. Service-based awards generally vest over a four-year period, with the first 25% vesting following twelve months of continued employment or service, and the remainder vesting in twelve quarterly installments over the following three years.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan), was adopted by the Company’s board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective as of October 12, 2020.  The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2020 Plan was 1,043,402 shares. The number of shares reserved shall be annually increased on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of 5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year or such lesser number of shares determined by the compensation committee. As of January 1, 2021, 938,384 additional shares of common stock were reserved for issuance under the 2020 Plan.

The shares of the Company’s common stock subject to outstanding awards under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. As of March 31, 2021, there were 1,575,840 shares available for future issuance under the 2020 Plan.

The Company’s stock options expire after approximately ten years from the date of grant. As of March 31, 2021, the Company does not hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

2020 Employee stock purchase plan

The Company’s 2020 Employee Stock Purchase Plan, (the ESPP) was adopted by our board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective October 12, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 208,680 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on each January 1st, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of (i) 834,720 shares of common stock, (ii) 0.5% of the outstanding shares of common stock on the immediately preceding December 31st or (iii) such lesser number of shares as determined by the administrator of the ESPP. There was no increase in the number of common stock reserved for issuance under the ESPP as of March 31, 2021.

  Stock Options

The following table summarizes the Company’s option activity during the three months ended March 31, 2021:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (1)
			(In years)	(In thousands)
Outstanding as of December 31, 2020	4,543,318	$8.52	7.22	$108,048
Granted	813,000	26.84
Exercised	(46,807)	6.76
Forfeited/Cancelled	(161,565)	13.76
Outstanding as of March 31, 2021	5,147,946	11.26	6.99	29,108
Exercisable as of March 31, 2021	2,707,703	6.87	5.46	22,236
Vested and expected to vest as of March 31, 2021	5,147,946	11.26	6.99	29,108

(1)

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of March 31, 2021 and December 31, 2020.

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2021 and 2020 was $16.85 per share and $6.33 per share, respectively.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $1.0 million and less than $0.1 million, respectively.

Stock Option Valuation

Service-based awards

The key assumptions used in the Black-Scholes option pricing model on the date of grant for options with service-based vesting conditions were as follows, presented on a weighted average basis:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Risk-free interest rate	0.65%	1.63%
Expected term (in years)	6.25	6.25
Expected volatility	70.25%	66.90%
Expected dividend yield	0.00%	0.00%
Fair value per share of common stock	$16.85	$6.33

Performance-based awards

The Company did not grant any performance-based awards during the three months ended March 31, 2021 and 2020.

Stock-based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Research and development	$1,058	$1,033
General and administrative	1,215	717
	$2,273	$1,750
Employee	$2,239	$1,551
Non-employee	34	199
	$2,273	$1,750

The Company recognized less than $0.1 million during the three months ended March 31, 2021 related to performance-based awards that vested upon achievement of their underlying performance condition. The Company did not recognize expense related to performance-based awards during the three months ended March 31, 2020 because the associated performance conditions were not deemed probable of achievement.

As of March 31, 2021, the total unrecognized compensation expense related to the Company’s option awards was $24.6 million, which the Company expects to recognize over a weighted-average period of approximately 3.14 years.

11. Collaboration agreements

The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
Collaboration Revenue by Strategic Collaborator:	2021	2020
Jazz	$11,618	$134
Sarepta	1,573	—
Total collaboration revenue	$13,191	$134

The following tables present changes in the Company’s contract assets and liabilities for the three months ended March 31, 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31, 2021
	BALANCE BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE END OF PERIOD
Contract assets:
Account receivable (1)	$—	$847	$—	$847
Contract liabilities:
Deferred revenue	$62,697	$—	$(12,344)	$50,353

(1)	Included in prepaid expenses and other current assets as shown within the condensed consolidated balance sheets.

During the three months ended March 31, 2021 and 2020, the Company recognized the following revenue (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$12,344	$134

Jazz collaboration and license agreement

Agreement summary

On January 2, 2019, the Company entered into a Collaboration and License Agreement (the Jazz Collaboration Agreement) with Jazz focused on the research, development and commercialization of exosome therapeutics to treat cancer. The Company granted Jazz an exclusive, worldwide, sublicensable, royalty-bearing license to develop, manufacture and commercialize therapeutic candidates directed at up to five oncogene targets (each, a Development and Commercialization License) to be developed using the Company’s engEx Platform for exosome therapeutics. The targets, one of which is NRAS, have been validated in hematological malignancies and solid tumors but generally have been undruggable with current modalities. On December 23, 2020, the Company and Jazz entered into an amendment to the Jazz Collaboration Agreement (the First Amendment). The First Amendment extended the time available for Jazz to exercise an option to July 2, 2021 with respect to either the inclusion of an additional target or initiation of an additional program. The First Amendment did not modify any of the other provisions of the Jazz Collaboration Agreement and did not result in any change in transaction price.

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

Under the terms of the Jazz Collaboration Agreement, the Company is responsible for the initial development of therapeutic candidates directed at all five targets as well as the costs associated with such development activities. In April 2021, the Company and Jazz mutually agreed to discontinue their work on exoASO™-STAT3 (STAT3), one of the five oncogene targets subject to the Jazz Collaboration Agreement. In addition, the Company is responsible for development costs up to and including IND acceptance, and certain development costs of the Phase 1, Phase 1/2 and Phase 2 clinical trials for each of the first two therapeutic candidates to commence clinical trials.

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

At inception of the arrangement, the Company measured the transaction price solely in reference to the $56.0 million non-refundable and non-creditable up-front payment. None of the variable consideration payable under the arrangement was included in the transaction price at inception. The Company estimates the amount of variable consideration to which it expects to be entitled associated with cost reimbursements, in addition to preclinical development, IND acceptance, clinical and regulatory milestones, using the most likely amount method. The Company did not include any cost reimbursements in the transaction price at inception due to the uncertainty around the Company’s receipt of such amounts as it is dependent upon viable product candidates progressing through development. All preclinical development, IND acceptance, clinical and regulatory milestone payments were excluded from the transaction price at inception due to the uncertainty of initiating the specified phase of preclinical development, achieving the associated development criteria or receiving approval or acknowledgement from the relevant regulatory authorities. Further, regulatory milestone payments will be excluded from the transaction price until the associated regulatory milestone is achieved. The sales milestone payments, royalties and profit share are subject to the royalty recognition constraint because the associated license is deemed to be the sole or predominant item to which the payments relate. As of December 23, 2020, the total remaining consideration was $55.0 million which solely comprises the transaction price on the original contract not yet recognized as revenue because the modification did not change the arrangement consideration. The Company updates its assessment of the estimated transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There have been no changes to the Company’s estimate of variable consideration since inception of the arrangement through March 31, 2021. Through March 31, 2021, the Company has not achieved any preclinical development, IND acceptance, clinical, regulatory or sales milestones or earned any royalties or profit share under the Jazz Collaboration Agreement.

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

On April 2, 2021, the Company and Jazz mutually agreed to discontinue their work on STAT3, one of five oncogene targets subject to the Jazz Collaboration Agreement. The Company recognized the remaining $10.9 million in deferred revenue allocated to this target during the three months ended March 31, 2021 as the preclinical activities that informed this decision were completed prior to the end of the period. As of March 31, 2021, with the exception of STAT3, there were no significant changes in the Company’s assumptions or estimates related to the costs to complete. Codiak and Jazz continue to jointly advance their research and development efforts on other exosome-based therapeutic programs to treat cancer pursuant to the Jazz Collaboration Agreement. Amounts allocated to each of the Additional Target or Program Material Right Performance Obligation, Replacement Target Material Right Performance Obligation and Backup Candidate Material Right Performance Obligations will be recognized as revenue upon the earlier of when: (i) the option is exercised wherein the future goods and/or services are transferred or (ii) the option expires. As of March

31, 2021, all of the material rights are outstanding as none of the material rights have either been exercised or have expired.

The aggregate amount of the transaction price allocated to the License and Services Performance Obligations that were unsatisfied, as of March 31, 2021 was $40.0 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target, through approximately 2026. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of March 31, 2021 was $4.1 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

During the three months ended March 31, 2021, the Company recognized $11.6 million of revenue associated with the Jazz Collaboration Agreement. The Company’s revenue of $0.1 million during the three months ended March 31, 2020 was generated solely from the Jazz Collaboration Agreement.

As of March 31, 2021 and December 31, 2020, the Company had $43.4 million and $55.0 million, respectively, of deferred revenue related to the Company’s collaboration with Jazz which is classified as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services. The Company incurred $0.7 million of costs associated with its obligations under the arrangement with Jazz during each of the three months ended March 2021 and 2020. The costs are classified within research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Amounts allocated to the Research License and Services Performance Obligation are recognized as revenue over time commensurate with the term of the Research Plan using a proportional performance model which depicts the Company’s performance in transferring control to the customer. The Company has concluded that it will utilize a cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation as the underlying services are provided. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research program. These costs consist primarily of internal full-time equivalent effort and third-party costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgement is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the program will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. As of March 31, 2021, there has been no significant change in the Company’s assumptions or estimates related to the costs to complete. Amounts allocated to the Research License and Services Performance Obligation will be recognized over the term of the Research Plan which is expected to be through approximately mid-2022. Amounts allocated to each of the Material Right Performance Obligations will be recognized as revenue upon the earlier of when: (i) the option is exercised wherein the future goods and/or services are transferred or (ii) the option expires. As of March 31, 2021, all of the material rights are outstanding as none of the material rights have either been exercised or have expired.

The aggregate amount of the transaction price allocated to the Research License and Services Performance Obligation that was unsatisfied, as of March 31, 2021 was $7.2 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target, through approximately mid-2022. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of March 31, 2021 was $7.0 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

During the three months ended March 31, 2021, the Company recognized $1.6 million of revenue associated with the Sarepta Research Agreement. There was no revenue recognized associated with the Sarepta deal as of March 31, 2020. As of March 31, 2021, there was $7.0 million of deferred revenue related to the Company’s collaboration with Sarepta which is classified as long-term in the accompanying condensed consolidated balance sheet based on the expected timing of satisfaction of the underlying goods and/or services. During the three months ended March 31, 2021, the Company incurred $1.6 million of costs associated with its obligations under the Sarepta Research Agreement. Such costs were classified within research and development expenses for each respective period in the accompanying condensed consolidated statements of operations and comprehensive loss. There were no costs incurred associated with the Sarepta deal as of March 31, 2020.

12. Other significant agreements

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

Under the terms of the MDACC Research Agreement, the Company was obligated to pay fixed tiered quarterly cash payments (the Quarterly Payments) and to issue a fixed number of shares of its Series A Preferred Stock or Series B Preferred Stock to MDACC in consideration for the research services. The Quarterly Payments consisted of the following: (i) direct expenses comprising $1.0 million payable to MDACC in the first year and $1.25 million payable in years two through five, and (ii) overhead charges of 25% of the direct expenses. In addition to the Quarterly Payments, the Company was also obligated to issue an aggregate of 200,000 shares of Series A Preferred Stock in the first year of the arrangement and 20,833 shares of Series B Preferred Stock, quarterly, in years two through five of the MDACC Research Agreement. The Company recognized the payments made to MDACC as research and development expense as incurred. The shares to be issued were expensed on the date the associated Quarterly Payment was due based on the estimated fair value of the underlying series of redeemable convertible preferred stock on such date. Subsequent to issuance, the Series A Preferred Stock and Series B Preferred Stock issued to MDACC was accounted for consistent with all other outstanding shares of the respective series of redeemable convertible preferred stock. As noted above, the agreement was terminated as of December 31, 2019. The Company made the final cash payment of $1.2 million and issued the remaining shares of Series B Preferred Stock to MDACC in January 2020. There was no related expense recognized during the year ended December 31, 2020. There are no further payments or share issuances owed to MDACC pursuant to the MDACC Research Agreement. All shares of Series A Preferred Stock and Series B Preferred converted into common stock in connection with the IPO.

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

Under the terms of the MDACC License Agreement, the Company is responsible for all patent costs incurred by MDACC for the underlying licensed technology in excess of $1.5 million from the effective date of the agreement through February 1, 2021, and for all patent costs incurred or invoiced after this date. As of March 31, 2021, there was no remaining funding provided by MDACC for patent-related costs under the MDACC License Agreement.

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

As of March 31, 2021, no milestones had been achieved, nor had any royalties, sublicensing fees or other contingent payments been incurred under the MDACC License Agreement. The Company did not make any payments to MDACC for the three months ended March 31, 2021 or 2020 with respect to the MDACC License Agreement.

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

The Company has certain diligence obligations under the Kayla License Agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval. The Company is also obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of the Company’s common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the US, the EU and Japan. Such payments will be expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved. Additionally, the Company is obligated to pay to Kayla a percentage of the payments that the Company receives from sublicensees of the rights licensed to it by Kayla, excluding any royalties. This percentage varies from single digits to low double digits. The first milestone was achieved upon the first dosing of exoSTING to the first subject in the Company’s Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was paid as of December 31, 2020. As of March 31, 2021, no other milestones had been achieved.

The Company is obligated to pay to Kayla tiered royalties ranging from low single-digits to mid-single-digits based on annual net sales by the Company, its affiliates and its sublicensees of licensed products. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. The Company may terminate the Kayla License Agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. The Company or Kayla may terminate the Kayla License Agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof. As of March 31, 2021, no royalties, or other contingent payments had been incurred under the Kayla License Agreement.

13. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Numerator:
Net loss	$(10,308)	$(22,502)
Cumulative dividends on redeemable convertible preferred stock	—	(3,419)
Net loss attributable to common stockholders	$(10,308)	$(25,921)
Denominator:
Weighted average common shares outstanding, basic and diluted	20,333,398	3,001,660
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(8.64)

The following common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Series A redeemable convertible preferred stock	—	4,247,153
Series B redeemable convertible preferred stock	—	2,633,138
Series C redeemable convertible preferred stock	—	2,584,633
Outstanding stock options	5,147,946	4,246,608
	5,147,946	13,711,532

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021, or the Quarterly Report, and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions, and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

We were incorporated and commenced operations in 2015. Since inception, we have devoted substantially all of our resources to developing our engEx Platform, our engEx product candidates and engEx exosomes, clinical and preclinical candidates; building our intellectual property portfolio, process development and manufacturing function; business planning; raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of our common stock and redeemable convertible preferred stock, and our term loan facility with Hercules Capital, Inc., or Hercules, and our collaborations with Jazz and Sarepta. As of March 31, 2021, we raised an aggregate of $168.2 million through the issuance of our redeemable convertible preferred stock, net of issuance costs, $24.6 million from our term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 5,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering, pursuant to which we issued and sold 3,162,500 shares of our common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.9 million, after deducting underwriting discounts and commissions and other offering expenses.

We have not generated any revenue from product sales and do not expect to do so for several years, and may never do so. We advanced our first two engEx product candidates, exoSTING and exoIL-12, into clinical trials in September 2020. All of our other engEx exosomes are still in preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our engEx product candidates. Since our inception, we have incurred significant losses, including net losses of $91.7 million and $78.0 million for the years ended December 31, 2020 and 2019, respectively. During the three months ended March 31, 2021, we incurred a net loss of $10.3 million. As of March 31, 2021, we had an accumulated deficit of $298.4 million. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific, manufacturing and general and administrative personnel;
•	acquire or in-license other biologically active molecules, potential engEx product candidates or technologies;
•	seek regulatory approvals for any engEx product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any engEx products for which we may obtain regulatory approval;
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

Further, business interruptions resulting from the COVID-19 pandemic or similar public health crises could cause a significant disruption in the development of our engEx product candidates and our business operations. Securing the necessary approvals for new drugs requires the expenditure of substantial time and resources and any delay or failure to obtain such approvals could materially adversely affect our development efforts. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.      .

 We expect that our existing cash and cash equivalents as of March 31, 2021 of $130.3 million will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  See ‘‘—Liquidity and capital resources’’ for further information.

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

In January 2019, we entered into a Collaboration and License Agreement with Jazz, pursuant to which we granted Jazz an exclusive, worldwide, royalty-bearing license to use our engEx Platform for the purposes of developing, manufacturing and commercializing exosome therapeutic candidates directed at up to five targets. In April 2021, we and Jazz mutually agreed to discontinue our work on STAT3, one of five oncogene targets subject to the Collaboration and License Agreement. In June 2020, we entered into a Research License and Option Agreement with Sarepta, pursuant to which we are receiving funding to conduct collaborative research and provide Sarepta with options to obtain exclusive licenses for exosome therapeutic candidates directed at up to five targets. For the foreseeable future, we expect substantially all of our revenue to be generated from our collaborations with Jazz and Sarepta and any other collaboration and license agreements we may enter into in the future. During the three months ended March 31, 2021 and 2020, we recognized $11.6 million and $0.1 million, respectively, of revenue related to our Collaboration and License Agreement with Jazz. As of March 31, 2021 and December 31, 2020, we had $43.4 million and $55.0 million, respectively, of deferred revenue with respect to our Collaboration and License Agreement with Jazz. During the three months ended March 31, 2021, we recognized $1.6 million of revenue related to our Research License and Option Agreement with Sarepta. As of March 31, 2021 and December 31, 2020, we had $7.0 million and $7.7 million of deferred revenue in connection with the Research License and Option Agreement with Sarepta.

Operating expenses

Research and development expense

The nature of our business and primary focus of our activities generate a significant amount of research and development costs. Research and development expenses represent costs incurred by us for the following:

•	initiation and conduct of the clinical development of exoSTING in a Phase 1/2 clinical trial;
•	initiation and conduct of the clinical development of exoIL-12 in a Phase 1 clinical trial;
•	costs to develop our engEx Platform;
•	discovery efforts leading to the selection and advancement of engEx product candidates for clinical development.
•	preclinical development costs for our programs; and
•	costs to develop our manufacturing technology and infrastructure.

The costs above comprise the following categories:

•	personnel-related expenses, including salaries, benefits and stock-based compensation expense;
•	expenses incurred under agreements with third parties, such as contract research organizations, or CROs, that conduct our preclinical studies;
•	licensing costs;
•	costs of acquiring, developing and manufacturing materials for preclinical studies, including both internal manufacturing and third-party contract manufacturing organizations, or CMOs;

•	costs of outside consultants and advisors, including their fees, stock-based compensation and related travel expenses;
•	expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and
•	facilities, depreciation, amortization and other direct and allocated expenses incurred as a result of research and development activities.

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

The following table reflects our research and development expenses for each period presented:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(In thousands)
exoSTING	$956	$2,356
exoIL-12	775	1,357
engEx Platform	4,911	6,315
Personnel-related (including stock-based compensation)	6,626	5,401
Other research and development expenses	3,282	2,962
Total research and development expenses	$16,550	$18,391

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

Other income

Other income primarily consists of the sublease income under the sublease of a portion of our 35 CambridgePark Drive office and laboratory space that commenced in May 2020.

Income taxes

Since our inception in 2015, we have not recorded any US federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of $137.6 million and $138.1 million, respectively, which may be available to offset future taxable income. During the year ended December 31, 2020, we generated a federal net operating loss of $101.2 million, which has an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and our state net operating loss carryforwards as of December 31, 2020 would begin to expire in 2035. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $8.3 million and $3.9 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively During the three months ended March 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or research and development tax credits earned in each interim period due to its uncertainty of realizing a benefit from those items.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to our income tax provision for the three months ended March 31, 2021, or net deferred tax assets as of March 31, 2021 since we have not recorded any US federal or state income tax benefits for the net losses incurred in any period due to our uncertainty of realizing a benefit from those items.

Results of operations

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenue:
Collaboration revenue	$13,191	$134
Total revenue	13,191	134
Operating expenses:
Research and development	16,550	18,391
General and administrative	6,588	4,233
Total operating expenses	23,138	22,624
Loss from operations	(9,947)	(22,490)
Other income (expense):
Interest expense	(698)	(295)
Interest income	5	223
Other income	332	60
Total other expense, net	(361)	(12)
Net loss	$(10,308)	$(22,502)

Comparison of the three months ended March 31, 2021 and 2020

Collaboration revenue

Collaboration revenue increased by $13.1 million from $0.1 million for the three months ended March 31, 2020 to $13.2 million for the three months ended March 31, 2021. This increase was primarily due to our mutual decision with Jazz to discontinue our work on STAT3, one of five oncogene targets subject in our Collaboration and License Agreement with Jazz. The Company recognized the remaining $10.9 million in deferred revenue allocated to this target as revenue during the three months ended March 31, 2021. An additional $1.6 million of revenue was recognized during the three months ended March 31, 2021 related to our Sarepta Research License and Option Agreement that was signed during June 2020.

Research and development expense

The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$
exoSTING	$956	$2,356	$(1,400)
exoIL-12	775	1,357	(582)
engEx Platform	4,911	6,315	(1,404)
Personnel-related (including stock-based compensation)	6,626	5,401	1,225
Other research and development expenses	3,282	2,962	320
Total research and development expenses	$16,550	$18,391	$(1,841)

Research and development expenses decreased $1.8 million from $18.4 million for the three months ended March 31, 2020 to $16.6 million for the three months ended March 31, 2021.

The decrease in research and development expenses was primarily attributable to the following:

•

$1.4 million decrease in engEx Platform expenses driven a $3.7M decrease in manufacturing costs, partially offset by a $1.9M increase in laboratory and preclinical expenses and $0.4M increase in consultants;

•

$1.4 million decrease in exoSTING related costs driven by decreased manufacturing and pre-clinical costs, offset by increased clinical trial costs as the program entered the clinical stage in September 2020;

•

$0.6 million decrease in exoIL-12 expenses driven by lower manufacturing and pre-clinical costs, partially offset by increased clinical costs as the program entered the clinical stage in September 2020;

•	$1.2 million offsetting increase in personnel-related costs primarily driven by an increase in headcount to support increased research and development activities; and
•	$0.3 million offsetting increase in other research and development costs, including rent, depreciation, and other miscellaneous costs, primarily due to occupying our new facilities.

General and administrative expense

The following table summarizes our general and administrative expenses for each period presented, along with the changes in those items (in thousands):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$
Personnel-related (including stock-based compensation)	$1,293	$798	$495
Professional fees	3,266	2,667	599
Facility-related and other general and administrative expenses	2,029	768	1,261
Total general and administrative expenses	$6,588	$4,233	$2,355

General and administrative expenses increased $2.4 million from $4.2 million for the three months ended March 31, 2020 to $6.6 million for the three months ended March 31, 2021.

The increase in general and administrative expenses was primarily attributable to the following:

•	$1.3 million increase in facility-related and other general business expenses primarily driven by increased corporate insurance costs of being a public company;
•	$0.6 million increase in professional fees driven primarily by increases in legal and accounting services incurred in connection with being a public company; and
•	$0.5 million increase in personnel-related costs primarily driven by an increase in headcount in relation to being a public company.

Interest income

Interest income decreased $0.2 million from $0.2 million for the three months ended March 31, 2020 to less than $0.1 million for the three months ended March 31, 2021. The decrease in interest income was primarily driven by the maturity of all our investments in April 2020. As of March 31, 2021, we did not hold any investments.

Interest expense

Interest expense increased $0.4 million from $0.3 million for the three months ended March 31, 2020 to $0.7 million for the three months ended March 31, 2021. The increase was driven by an additional draw down of $10.0 million in July 2020 under our term loan facility with Hercules.

Other income

Other income increased by $0.3 million from less than $0.1 million for the three months ended March 31, 2020 to $0.3 million for the three months ended March 31, 2021. The increase in other income was driven by rental income received from our sublease beginning in Q2 2020, partially offset by a reduction in the amortization of purchased premiums and discounts associated with our investments as a result of the maturity of all of our investments in April 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our engEx product candidates, which are in various phases of early-stage and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through March 31, 2021 with aggregate net proceeds of $168.2 million from sales of our redeemable convertible preferred stock, $24.6 million from our term loan facility Hercules, net of issuance costs, and $66.0 million received from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our IPO for net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering for net proceeds of $61.9 million, after deducting underwriting discounts and commissions and other offering expenses. As of March 31, 2021, we had cash and cash equivalents of $130.3 million.

Hercules Loan Agreement

On September 30, 2019, or the Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million, or the Term Loan Facility, is available to us in four tranches, subject to certain terms and conditions. The first tranche of $10.0 million was advanced to us on the Closing Date and an additional $15.0 million under the first tranche was drawn down in July 2020. Upon satisfaction of certain liquidity and clinical milestones, the second tranche was available under the Term Loan Facility, which allowed us to borrow an additional amount of up to $10.0 million through March 31, 2021. As of March 31, 2021, we did not elect to borrow against the second $10.0 million tranche. Upon satisfaction of certain additional clinical milestones, the third tranche is available under the Term Loan Facility, which allows us to borrow an additional amount up to $10.0 million through June 30, 2021. The fourth tranche, which allows us to borrow an additional amount up to $30.0 million, will be available upon Hercules’ approval on or prior to December 15, 2021. As of March 31, 2021, there was $25.0 million drawn and outstanding under the Term Loan Facility.

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

Historical cash flows

The following table provides information regarding our cash flows for each period presented:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(19,637)	$(18,989)
Investing activities	(1,526)	56,497
Financing activities	62,520	18
Net increase in cash, cash equivalents and restricted cash	$41,357	$37,526

Operating activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

During the three months ended March 31, 2021, operating activities used $19.6 million of cash, primarily due to a net loss of $10.3 million, partially offset by non-cash charges of $2.3 million for stock-based compensation, $1.4 million for depreciation and amortization, and $0.1 million for non-cash interest expense. Additionally, changes in our operating assets and liabilities primarily consisted of a $12.3 million decrease in deferred revenue, a $1.4 million net decrease in accounts payable and accrued expenses, a $0.2 million decrease in our operating lease right-of-use assets, a $0.3 million net increase in prepaid expenses and other current assets, and a $0.1 million increase in our operating lease liabilities. The change in our deferred revenue was due to activity under our Collaboration and License Agreement with Jazz.

During the three months ended March 31, 2020, operating activities used $19.0 million of cash. Cash from operating activities was primarily driven by a net loss of $22.5 million, offset by non-cash charges of $1.8 million for stock-based compensation, $1.0 million for depreciation and amortization, and $0.1 million for non-cash interest expense; these non-cash charges were partially offset by less than $0.1 million for accretion of investments. Additionally, changes in our operating assets and liabilities primarily consisted of a $5.2 million net decrease in accounts payable and accrued expenses, a $0.5 million decrease related to our operating lease right-of-use assets, and a $0.1 million decrease in deferred revenue; offset by, a $3.2 million net increase in prepaid expenses and other current assets, and a $2.4 million increase in our operating lease liabilities. The change in our prepaid expenses and other current assets was driven by the recognition of prepaid manufacturing costs during Q1 2020. The change in our operating lease liabilities and operating lease right-of-use assets were driven by our 4 Hartwell Place and 35 CambridgePark Drive leases and lease incentive payments received during the three months ended March 31, 2020.

Investing activities

During the three months ended March 31, 2021, net cash used in investing activities was $1.5 million for purchases of property and equipment. During the three months ended March 31, 2020, net cash provided by investing activities was $56.5 million, consisting of $70.6 million of maturities of short-term investments, partially offset by $14.1 million for purchases of property and equipment to outfit our new office, laboratory and manufacturing spaces.

Financing activities

During the three months ended March 31, 2021, net cash provided by financing activities was $62.5 million, driven by our follow-on public offering, completed on February 17, 2021, resulting in aggregate net proceeds of $62.2 million, and $0.3 million resulting from the proceeds from the exercise of common stock options. During the three months ended March 31, 2020, net cash provided by financing activities was less than $0.1 million.

Plan of operation and future funding requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance our clinical trials of exoSTING and exoIL-12 and our preclinical activities for our engEx development programs. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we expect our cash and cash equivalents as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Contractual obligations

The following table summarizes our contractual obligations as of March 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)(2)	$58,367	$5,990	$19,068	$13,685	$19,624
Long-term debt obligations(3)	25,000	—	25,000	—	—
Total	$83,367	$5,990	$44,068	$13,685	$19,624

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 17, 2021, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2021.

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

We are also a “smaller reporting company” and may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 or 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or the SEC, on March 17, 2021. There have been no material changes from the risk factors previously disclosed in the Annual Report. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information contained in this Quarterly Report on Form 10-Q. If any of the risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On October 13, 2020, the Registration Statement on Form S-1 (File No. 333-248692) for our initial public offering of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on October 14, 2020.

The underwriters of our initial public offering were Goldman Sachs & Co. LLC, Evercore Group L.L.C., William Blair & Company, L.L.C. and Wedbush Securities Inc. The offering commenced on October 13, 2020 and did not terminate until the sale of all of the shares offered.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codiak BioSciences, Inc.

Date: May 6, 2021	By:	/s/ Douglas E. Williams
Douglas E. Williams, Ph.D.
Chief Executive Officer, Director (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer (Principal Financial and Accounting Officer)