Form 10-Q
period 2021-06-30
Codiak BioSciences, Inc.
filed 2021-08-05
CIK 1659352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 22,331,222 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three and the six months ended June 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44
PART II.		45
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signatures		47

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

Item 1. Financial Statements

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	JUNE 30, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$113,681	$88,915
Prepaid expenses and other current assets	5,641	4,843
Total current assets	119,322	93,758
Property and equipment, net	30,263	31,410
Restricted cash, net of current portion	4,170	4,170
Operating right-of-use assets	21,519	22,003
Total assets	$175,274	$151,341
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,782	$2,018
Accrued expenses	7,689	8,870
Deferred revenue	9,117	5,281
Operating lease liabilities	2,333	1,482
Total current liabilities	20,921	17,651
Long-term liabilities:
Deferred revenue, net of current portion	41,746	57,416
Note payable, net of discount	25,230	24,960
Operating lease liabilities, net of current portion	35,306	36,540
Other long-term liabilities	207	207
Total liabilities	123,410	136,774
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 22,272,975 and 18,787,579 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	372,069	302,655
Accumulated deficit	(320,207)	(288,090)
Total stockholders’ equity	51,864	14,567
Total liabilities and stockholders’ equity	$175,274	$151,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$890	$187	$14,081	$321
Total revenue	890	187	14,081	321
Operating expenses:
Research and development	15,419	11,622	31,969	30,013
General and administrative	6,937	4,358	13,525	8,591
Total operating expenses	22,356	15,980	45,494	38,604
Loss from operations	(21,466)	(15,793)	(31,413)	(38,283)
Other income (expense):
Interest expense	(704)	(294)	(1,401)	(589)
Interest income	9	19	14	242
Other income	352	155	683	215
Total other expense, net	(343)	(120)	(704)	(132)
Net loss	$(21,809)	$(15,913)	$(32,117)	$(38,415)
Cumulative dividends on redeemable convertible preferred stock	—	(3,420)	—	(6,839)
Net loss attributable to common stockholders	$(21,809)	$(19,333)	$(32,117)	$(45,254)
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(6.44)	$(1.51)	$(15.07)
Weighted average common shares outstanding, basic and diluted	22,117,593	3,003,887	21,230,424	3,002,773
Comprehensive loss:
Net loss	$(21,809)	$(15,913)	$(32,117)	$(38,415)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	—	(2)	—	(43)
Total other comprehensive loss	—	(2)	—	(43)
Comprehensive loss	$(21,809)	$(15,915)	$(32,117)	$(38,458)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited, in thousands, except share data)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUM- ULATED OTHER COMPRE- HENSIVE (LOSS)	ACCUM- ULATED	TOTAL STOCK- HOLDERS EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	(DEFICIT)
Balance at March 31, 2021	—	$—	—	$—	—	$—	21,996,886	$2	$367,112	$—	$(298,398)	$68,716
Exercise of options to purchase common stock	—	—	—	—	—	—	276,089	—	2,454	—	—	2,454
Stock-based compensation	—	—	—	—	—	—	—	—	2,690	—	—	2,690
Issuance costs related to common stock	—	—	—	—	—	—	—	—	(187)	—	—	(187)
Net loss	—	—	—	—	—	—			—	—	(21,809)	(21,809)
Balance at June 30, 2021	—	$—	—	$—	—	$—	22,272,975	$2	$372,069	$—	$(320,207)	$51,864

Balance at March 31, 2020	33,200,000	$44,831	20,583,328	$82,292	20,204,079	$91,033	3,002,380	$—	$2	$2	$(216,984)	$(216,980)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	8,472	—	86	—	—	86
Accretion of preferred stock to redemption value	—	662	—	1,232	—	1,526	—	—	(1,477)	—	(1,943)	(3,420)
Stock-based compensation	—	—	—	—	—	—	—	—	1,391	—	—	1,391
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,913)	(15,913)
Balance at June 30, 2020	33,200,000	$45,493	20,583,328	$83,524	20,204,079	$92,559	3,010,852	$—	$2	$—	$(234,840)	$(234,838)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUM- ULATED OTHER COMPRE- HENSIVE (LOSS)	ACCUM- ULATED	TOTAL STOCK- HOLDERS EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	(DEFICIT)
Balance at December 31, 2020	—	$—	—	$—	—	$—	18,787,579	$2	$302,655	$—	$(288,090)	$14,567
Exercise of options to purchase common stock	—	—	—	—	—	—	322,896	—	2,770	—	—	2,770
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,963	—	—	4,963
Issuance of common stock upon public offering, net of issuance costs of $560	—	—	—	—	—	—	3,162,500	—	61,681	—	—	61,681
Net loss	—	—	—	—	—	—	—	—	—	—	(32,117)	(32,117)
Balance at June 30, 2021	—	$—	—	$—	—	$—	22,272,975	$2	$372,069	$—	$(320,207)	$51,864

Balance at December 31, 2019	33,200,000	$44,169	20,520,828	$81,108	20,204,079	$89,507	2,997,040	$—	$2	$43	$(192,878)	$(192,833)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	62,500	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	13,812	—	104	—	—	104
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,141	—	—	3,141
Accretion of redeemable convertible preferred stock to redemption value	—	1,324	—	2,416	—	3,052	—	—	(3,245)	—	(3,547)	(6,792)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,415)	(38,415)
Balance at June 30, 2020	33,200,000	$45,493	20,583,328	$83,524	20,204,079	$92,559	3,010,852	$—	$2	$—	$(234,840)	$(234,838)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,117)	$(38,415)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation expense	4,963	3,141
Non-cash interest expense	270	133
Depreciation and amortization expense	2,759	1,970
Accretion of investments	—	(40)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(947)	3,207
Operating right-of-use assets	484	748
Other non-current assets	-	(10)
Accounts payable	(54)	(40)
Accrued expenses	(459)	(4,916)
Deferred revenue	(11,835)	9,679
Operating lease liabilities	(384)	10,093
Net cash used in operating activities	(37,320)	(14,450)
Cash flows from investing activities:
Purchases of property and equipment	(2,365)	(18,085)
Maturities of investments	—	73,062
Net cash (used in) provided by investing activities	(2,365)	54,977
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,770	104
Proceeds from public offering of common stock, net of issuance costs	61,681	—
Net cash provided by financing activities	64,451	104
Net Increase in cash, cash equivalents and restricted cash	24,766	40,631
Cash, cash equivalents and restricted cash, beginning of period	93,085	14,853
Cash, cash equivalents and restricted cash, end of period	$117,851	$55,484
Supplemental disclosures:
Cash paid for interest	$1,138	$458
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$368	$1,356
Deferred offering costs included in accrued expenses	$16	$18
Accretion of redeemable convertible preferred stock to redemption value	$—	$6,792
Operating right-of-use assets obtained in exchange for operating lease liabilities	$—	$23,186

	JUNE 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2021	2020
Cash and cash equivalents	$113,681	$50,947
Restricted cash	$—	$367
Restricted cash, net of current portion	$4,170	$4,170
Cash, cash equivalents and restricted cash at end of period	$117,851	$55,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

Notes to CONDENSED Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Codiak BioSciences, Inc. (collectively, with its consolidated subsidiaries, any of Codiak, we, us, or the Company) was incorporated in Delaware on June 12, 2015 and is headquartered in Cambridge, Massachusetts. Codiak is a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging Codiak’s deep understanding of exosome biology, the Company has developed its engineering and manufacturing platform (the engEx Platform), to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. Codiak has utilized its engEx Platform to generate a deep pipeline of engineered exosomes (engEx exosomes) aimed at treating a broad range of diseases, including oncology, neuro-oncology, neuromuscular disease and infectious disease and rare disease. In September 2020, Codiak initiated clinical trials for its two lead product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. Codiak has multiple preclinical and discovery programs that it is advancing either independently or through its strategic collaborations with Jazz Pharmaceuticals Ireland Limited (Jazz) and Sarepta Therapeutics, Inc. (Sarepta).

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

The Company has primarily funded its operations with proceeds from the sales of common stock, redeemable convertible preferred stock, collaborative and research arrangements with Jazz and Sarepta and its Loan and Security agreement with Hercules Capital, Inc. (Hercules). As of June 30, 2021, the Company has raised an aggregate of $168.2 million through the issuance of its redeemable convertible preferred stock and convertible debt, net of issuance costs, $24.6 million from its term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from its collaborations with Jazz and Sarepta. On October 16, 2020, the Company completed its initial public offering (IPO), pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, on February 17, 2021, the Company completed a follow-on public offering, pursuant to which it issued and sold 3,162,500 shares of its common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses.

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

As of June 30, 2021, the Company had cash and cash equivalents of $113.7 million. Management believes that its cash and cash equivalent resources at June 30, 2021, will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those described in our 2020 Annual Report.

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12, also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12, is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations.

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

3. Fair Value Measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	JUNE 30, 2021
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$72,501	$—	$—	$—	$72,501
	$72,501	$—	$—	$—	$72,501

	DECEMBER 31, 2020
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$81,601	$—	$—	$—	$81,601
	$81,601	$—	$—	$—	$81,601

(1)	Certain cash equivalents that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of June 30, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds invested in US Treasury securities with original maturities of less than 90 days from the date of purchase.

During the three and six months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s debt is classified as Level 2 for the periods presented and approximates its carrying value due to the variable interest rate.

4. Investments

All of the Company’s investments matured during the year ended December 31, 2020. The Company did not hold any investments as of June 30, 2021.

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets. Investments with maturities of less than 12 months would be considered current and those investments with maturities greater than 12 months would be considered non-current.

The Company did not recognize any realized gains or losses in the three and six months ended June 30, 2021 and 2020.

5. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	JUNE 30, 2021	DECEMBER 31, 2020
Leasehold improvements	$24,093	$23,949
Laboratory equipment	17,839	14,837
Furniture and fixtures	1,288	1,288
Computer equipment and software	159	159
Construction-in-process	133	1,667
	$43,512	$41,900
Less: Accumulated depreciation and amortization	(13,249)	(10,490)
Property and equipment, net	$30,263	$31,410

Depreciation and amortization expense for the three and six months ended June 30, 2021 was $1.4 million and $2.8, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2020 was $0.9 million and $2.0 million, respectively.

6. Accrued Expenses

Accrued expenses consists of the following (in thousands):

	JUNE 30, 2021	DECEMBER 31, 2020
Accrued employee compensation	$5,049	$5,040
Accrued external research and development costs	1,104	1,475
Accrued professional services and consulting	931	902
Other expenditures	360	846
Accrued facilities costs	245	607
	$7,689	$8,870

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

4 Hartwell Place

On March 5, 2019, the Company entered into a lease for manufacturing space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the lease, the Company leases approximately 18,707 square feet for $0.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The lease term commenced in July 2019 and will end in December 2029. The Company has the option to extend the lease twice, each for a 5-year period, on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company has fully occupied the space as of December 31, 2020. Upon execution of the lease agreement, the Company provided a security deposit of $0.4 million which is held in the form of a letter of credit and was classified as non-current restricted cash on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The lease provides the Company with a tenant improvement allowance of up to $1.3 million, which is being amortized as a reduction to rent expense over the remaining lease term. As of June 30, 2021, the Company had received all $1.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

35 CambridgePark Drive

On March 22, 2019, the Company entered into a lease for office and laboratory space at 35 CambridgePark Drive in Cambridge, Massachusetts. Under the terms of the lease, the Company leases approximately 68,258 square feet for $4.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The lease term commenced upon execution of the lease on March 26, 2019 and is expected to end in November 2029. The Company has the option to extend the lease for a 10-year period on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company occupied the space in February 2020 as its new corporate headquarters. Upon execution of the lease agreement, the Company provided a security deposit of $3.7 million which is held in the form of a letter of credit and was classified as non-current restricted cash on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The lease provides the Company with a tenant improvement allowance of $12.3 million, subject to reduction for a 2% construction oversight fee due to the landlord, which is being amortized as a reduction to rent expense over the remaining lease term. As of December 31, 2020, the Company had received all $12.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

Sublease

On April 27, 2020, the Company entered into a sublease for 23,280 square feet of its leased space at 35 CambridgePark Drive. Under the terms of the sublease, the sublessee is to pay the Company approximately $1.3 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on May 18, 2020 and is expected to end in May 2022. The sublessee has the option to extend the sublease for a one-year period on the same terms and conditions as the current sublease, subject to a change in base rent based on the greater of (i) an increase of 3% of the annual rent owed by the sublessee in year two, and (ii) market rent for the subleased premises. Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.3 million which is held in the form of a letter of credit. During the three and six months ended June 30, 2021, the Company recognized sublease income of $0.3 million and $0.7 million, respectively, which was presented in other income on the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2020, the Company recognized total sublease income of $0.2 million, as the term on the lease commenced May 18, 2020.

The components of operating lease costs were as follows (in thousands):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Operating lease costs	$1,209	$1,209	$2,418	$2,421
Short-term lease costs	7	6	13	9
Variable lease costs	590	493	1,259	1,110
Sublease income	(348)	(158)	(704)	(158)
	$1,458	$1,550	$2,986	$3,382

Variable lease costs were primarily related to operating expenses, taxes and utilities associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises.

Additional lease information is summarized in the following table (in millions, except lease term and discount rate):

	SIX MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$3.0	$3.1
Weighted-average remaining lease term - operating leases (years)	8.4	9.4
Weighted-average discount rate - operating leases	10.3%	10.3%

Undiscounted cash flows used in calculating the Company’s operating lease liabilities and amounts to be received under the sublease at 35 CambridgePark Drive as of June 30, 2021 are as follows (in thousands):

Fiscal Year	OPERATING LEASE PAYMENTS	SUBLEASE RECEIPTS	NET OPERATING LEASE PAYMENTS
2021 (remainder of the year)	$2,980	$644	$2,336
2022	6,123	483	5,640
2023	6,307		6,307
2024	6,496		6,496
2025	6,691		6,691
Thereafter	28,287		28,287
Total undiscounted cash flows	$56,884	$1,127	$55,757
Less: Amounts representing interest	(19,245)
Present value of lease liabilities	$37,639

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

Indemnification agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated balance sheets as of June 30, 2021 or December 31, 2020.

Legal proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses costs related to its legal proceedings as incurred.

9. Indebtedness

On September 30, 2019 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the Term Loan Facility) is available to the Company in four tranches, subject to certain terms and conditions. $10.0 million of the first tranche was advanced to the Company on the Closing Date and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Upon satisfaction of certain liquidity and clinical milestones, the second tranche was available under the Term Loan Facility, which allowed the Company to borrow an additional amount up to $10.0 million through March 31, 2021. The Company did not elect to borrow against the second $10.0 million tranche. Upon satisfaction of certain additional clinical milestones, the third tranche was available under the Term Loan Facility, which allowed the Company to borrow an additional amount up to $10.0 million through June 30, 2021. The Company did not elect to borrow against the third $10.0 million tranche. The fourth tranche, which allows the Company to borrow an additional amount up to $30.0 million, will be available upon Hercules’ approval on or prior to December 15, 2021.

Advances under the Term Loan Facility bear interest at a rate equal to the greater of (i) 9.00% plus the Prime Rate (as reported in The Wall Street Journal) less 5.25%, and (ii) 9.00%. During the three months ended June 30, 2021 the interest only period under the Term Loan Facility was extended based on the satisfaction of certain performance milestones. The Company will now make interest only payments through November 1, 2022. Following the interest only period, the Company will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2024.

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

Upon issuance, the initial advance under the first tranche was recorded as a liability with an initial carrying value of $9.5 million, net of debt issuance costs. The July 24, 2020 advance under the first tranche was recorded as a liability with an initial carrying value of $15.0 million. The initial carrying value of all outstanding advances will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the loan. As of June 30, 2021 and December 31, 2020, the carrying value of the term loan was $25.2 million and $25.0 million, respectively, which is classified as a long-term liability on the Company’s condensed consolidated balance sheets as of each respective period. The fair value of debt is classified as Level 2 for the periods presented and approximates its carrying value.

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

The future principal payments under the Loan Agreement are as follows as of June 30, 2021 (in thousands):

Fiscal Year	PRINCIPAL
2021	$—
2022	1,910
2023	12,097
2024	10,993
$25,000

During the three and six months ended June 30, 2021, the Company recognized $0.7 million and $1.4 million of interest expense related to the Loan Agreement, respectively. During the three and six months ended June 30, 2020, the Company recognized $0.3 million and $0.6 million of interest expense related to the Loan Agreement, respectively. Such amounts were reflected as interest expense on the condensed consolidated statements of operations and comprehensive loss.

10. Stock-based compensation

Stock plans

          As of June 30, 2021, the Company has granted service-based awards, which vest over a defined period of service, and performance-based and market-based awards, which vest upon the achievement of defined conditions. Service-based awards generally vest over a four-year period, with the first 25% vesting following twelve months of continued employment or service, and the remainder vesting in twelve quarterly installments over the following three years.

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

The shares of the Company’s common stock subject to outstanding awards under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. As of June 30, 2021, there were 1,281,040 shares available for future issuance under the 2020 Plan.

The Company’s stock options expire after approximately ten years from the date of grant. As of June 30, 2021, the Company does not hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

2020 Employee stock purchase plan

The Company’s 2020 Employee Stock Purchase Plan, (the ESPP) was adopted by our board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective October 12, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 208,680 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on each January 1st, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of (i) 834,720 shares of common stock, (ii) 0.5% of the outstanding shares of common stock on the immediately preceding December 31st or (iii) such lesser number of shares as determined by the administrator of the ESPP. There was no increase in the number of common stock reserved for issuance under the ESPP as of June 30, 2021.

  Stock Options

The following table summarizes the Company’s option activity during the six months ended June 30, 2021:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (1)
			(In years)	(In thousands)
Outstanding as of December 31, 2020	4,543,318	$8.52	7.22	$108,048
Granted	1,140,400	24.77
Exercised	(322,896)	8.58
Forfeited/Cancelled	(194,165)	14.33
Outstanding as of June 30, 2021	5,166,657	11.88	7.02	41,555
Exercisable as of June 30, 2021	2,652,701	7.05	5.50	30,455
Vested and expected to vest as of June 30, 2021	5,166,657	11.88	7.02	41,555

(1)

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of June 30, 2021 and December 31, 2020.

The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2021, was $11.63 per share and $15.35 per share, respectively. The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2020 was $6.27 per share and $6.31 per share, respectively.

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2021 was $3.3 million and $4.3 million, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2020 was less than $0.1 million in each period, respectively.

Stock Option Valuation

Service-based awards

The key assumptions used in the Black-Scholes option pricing model on the date of grant for options with service-based vesting conditions were as follows, presented on a weighted average basis:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Risk-free interest rate	1.08%	0.46%	0.77%	1.38%
Expected term (in years)	6.12	6.25	6.21	6.25
Expected volatility	65.28%	68.17%	68.82%	67.17%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Fair value per share of common stock	$11.63	$6.27	$15.35	$6.31

Performance-based awards

The Company did not grant any performance-based awards during the three and six months ended June 30, 2021 and 2020.

Stock-based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Research and development	$1,221	$788	$2,279	$1,821
General and administrative	1,469	603	2,684	1,320
	$2,690	$1,391	$4,963	$3,141

Employee	$2,620	$1,329	$4,859	$2,879
Non-employee	70	62	104	262
	$2,690	$1,391	$4,963	$3,141

The Company did not recognize any stock-based compensation expense during the three months ended June 30, 2021 related to performance-based awards and recognized less than $0.1 million during the six months ended June 30, 2021 related to performance-based awards that vested upon achievement of their underlying performance condition. The Company did not recognize expense related to performance-based awards during the three and six months ended June 30, 2020 because the associated performance conditions were not deemed probable of achievement.

As of June 30, 2021, the total unrecognized compensation expense related to the Company’s option awards was $25.3 million, which the Company expects to recognize over a weighted-average period of approximately 3.07 years.

11. Collaboration agreements

The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Collaboration Revenue by Strategic Collaborator:	2021	2020	2021	2020
Jazz	$(511)	$187	$11,107	$321
Sarepta	1,401	—	2,974	—
Total collaboration revenue	$890	$187	$14,081	$321

The following tables present changes in the Company’s contract assets and liabilities for the six months ended June 30, 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30, 2021
	BALANCE BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE END OF PERIOD
Contract assets:
Account receivable (1)	$—	$2,248	$(842)	$1,406
Contract liabilities:
Deferred revenue	$62,697	$—	$(11,834)	$50,863

(1)	Included in prepaid expenses and other current assets as shown within the condensed consolidated balance sheets.

During the three and six months ended June 30, 2021 and 2020, the Company recognized the following revenue (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$890	$187	$14,081	$321

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

Four of the targets were identified at the inception of the collaboration (the Initial Collaboration Targets) and on June 30, 2021, Jazz formally nominated the fifth collaboration target, ahead of the contractual deadline of July 2, 2021. Jazz also has the option to nominate an additional target (a Replacement Target) if two of the Initial Collaboration Targets fail prior to acceptance of an Investigational New Drug application (IND). As set forth in the Jazz Collaboration Agreement, early development will also include different engineered exosomes directed to the same target (each, a Backup Candidate).

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

At inception of the arrangement, the Company measured the transaction price solely in reference to the $56.0 million non-refundable and non-creditable up-front payment. None of the variable consideration payable under the arrangement was included in the transaction price at inception. The Company estimates the amount of variable consideration to which it expects to be entitled associated with cost reimbursements, in addition to preclinical development, IND acceptance, clinical and regulatory milestones, using the most likely amount method. The Company did not include any cost reimbursements in the transaction price at inception due to the uncertainty around the Company’s receipt of such amounts as it is dependent upon viable product candidates progressing through development. All preclinical development, IND acceptance, clinical and regulatory milestone payments were excluded from the transaction price at inception due to the uncertainty of initiating the specified phase of preclinical development, achieving the associated development criteria or receiving approval or acknowledgement from the relevant regulatory authorities. Further, regulatory milestone payments will be excluded from the transaction price until the associated regulatory milestone is achieved. The sales milestone payments, royalties and profit share are subject to the royalty recognition constraint because the associated license is deemed to be the sole or predominant item to which the payments relate. As of December 23, 2020, the total remaining consideration was $55.0 million which solely comprises the transaction price on the original contract not yet recognized as revenue because the modification did not change the arrangement consideration. The Company updates its assessment of the estimated transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There have been no changes to the Company’s estimate of variable consideration since inception of the arrangement through June 30, 2021. As of June 30, 2021, the Company has not achieved any preclinical development, IND acceptance, clinical, regulatory or sales milestones or earned any royalties or profit share under the Jazz Collaboration Agreement.

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

On April 2, 2021, the Company and Jazz mutually agreed to discontinue their work on STAT3, one of five oncogene targets subject to the Jazz Collaboration Agreement. The Company recognized the remaining $10.9 million in deferred revenue allocated to this target during the three months ended March 31, 2021 as the preclinical activities that informed this decision were completed prior to the end of the period. On June 30, 2021, Jazz formally nominated the fifth collaboration target, ahead of the contractual deadline of July 2, 2021. The Company will recognize the $2.8 million of revenue allocated to this performance obligation consistent with all active Jazz targets, recording revenue based on actual costs incurred relative to the budgeted costs to complete each of the respective programs. As of June 30, 2021, there are three remaining material rights outstanding under the Jazz Collaboration Agreement.

During the three months ended June 30, 2021, the Company recorded an immaterial error correction associated with revenue recognized under the Jazz Collaboration Agreement resulting in a net reduction to revenue totaling $0.5 million. The Company recognized $11.1 million of revenue during the six months ended June 30, 2021. The Company recognized $0.2 million and $ 0.3 million of revenue during the three and six months ended June 30, 2020 under with the Jazz Collaboration Agreement, respectively.

The aggregate amount of the transaction price allocated to the License and Services Performance Obligations that were unsatisfied, as of June 30, 2021 was $42.8 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target, through approximately 2026. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of June 30, 2021 was $1.3 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

As of June 30, 2021 and December 31, 2020, the Company had $43.9 million and $55.0 million, respectively, of deferred revenue related to the Company’s collaboration with Jazz which is classified as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services. The Company incurred $0.7 million and $1.3 million of costs associated with its obligations under the arrangement with Jazz during the three and six months ended June 30, 2021. The Company incurred $0.9 million and $1.6 million of costs associated with its obligations under the arrangement with Jazz during the three and six months ended June 30, 2020, respectively. The costs are classified within research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Amounts allocated to the Research License and Services Performance Obligation are recognized as revenue over time commensurate with the term of the Research Plan using a proportional performance model which depicts the Company’s performance in transferring control to the customer. The Company has concluded that it will utilize a cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation as the underlying services are provided. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research program. These costs consist primarily of internal full-time equivalent effort and third-party costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgement is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the program will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. As of June 30, 2021, there has been no significant change in the Company’s assumptions or estimates related to the costs to complete. Amounts allocated to the Research License and Services Performance Obligation will be recognized over the term of the Research Plan which is expected to be through approximately mid-2022. Amounts allocated to each of the Material Right Performance Obligations will be recognized as revenue upon the earlier of when: (i) the option is exercised wherein the future goods and/or services are transferred or (ii) the option expires. As of June 30, 2021, all of the material rights are outstanding as none of the material rights have either been exercised or have expired.

The aggregate amount of the transaction price allocated to the Research License and Services Performance Obligation that was unsatisfied, as of June 30, 2021 was $5.8 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target, through approximately mid-2022. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of June 30, 2021 was $7.0 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

During the three and six months ended June 30, 2021, the Company recognized $1.4 million and $3.0 million of revenue associated with the Sarepta Research Agreement, respectively. The Company did not recognize any revenue related to the Sarepta Research Agreement during the three and six months ended June 30, 2020. As of June 30, 2021, there was $7.0 million of deferred revenue related to the Company’s collaboration with Sarepta which is classified as current in the accompanying condensed consolidated balance sheet based on the expected timing of satisfaction of the underlying goods and/or services. As of December 31, 2020, there was $7.7 million of deferred revenue related to the Company’s collaboration with Sarepta which is classified as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services. During the three and six months ended June 30, 2021, the Company incurred $1.4 million and $3.0 million of costs associated with its obligations under the Sarepta Research Agreement, respectively. The Company did not incur any costs associated with its obligations under the Sarepta Research Agreement during the three and six months ended June 30, 2020.

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

Under the terms of the MDACC License Agreement, the Company is responsible for all patent costs incurred by MDACC for the underlying licensed technology in excess of $1.5 million from the effective date of the agreement through February 1, 2021, and for all patent costs incurred or invoiced after this date. As of June 30, 2021, there was no remaining funding provided by MDACC for patent-related costs under the MDACC License Agreement.

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

As of June 30, 2021, no milestones had been achieved, nor had any royalties, sublicensing fees or other contingent payments been incurred under the MDACC License Agreement. The Company did not make any payments to MDACC for the three and six months ended June 30, 2021 and 2020 with respect to the MDACC License Agreement.

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

The Company has certain diligence obligations under the Kayla License Agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval. The Company is also obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of the Company’s common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the US, the EU and Japan. Such payments will be expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved. Additionally, the Company is obligated to pay to Kayla a percentage of the payments that the Company receives from sublicensees of the rights licensed to it by Kayla, excluding any royalties. This percentage varies from single digits to low double digits. The first milestone was achieved upon the first dosing of exoSTING to the first subject in the Company’s Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was paid as of December 31, 2020. As of June 30, 2021, no other milestones had been achieved.

The Company is obligated to pay to Kayla tiered royalties ranging from low single-digits to mid-single-digits based on annual net sales by the Company, its affiliates and its sublicensees of licensed products. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. The Company may terminate the Kayla License Agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. The Company or Kayla may terminate the Kayla License Agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof. As of June 30, 2021, no royalties, or other contingent payments had been incurred under the Kayla License Agreement.

13. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(21,809)	$(15,913)	$(32,117)	$(38,415)
Cumulative dividends on redeemable convertible preferred stock	—	(3,420)	—	(6,839)
Net loss attributable to common stockholders	$(21,809)	$(19,333)	$(32,117)	$(45,254)
Denominator:
Weighted average common shares outstanding, basic and diluted	22,117,593	3,003,887	21,230,424	3,002,773
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(6.44)	$(1.51)	$(15.07)

The following common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Series A redeemable convertible preferred stock	—	4,247,153	—	4,247,153
Series B redeemable convertible preferred stock	—	2,633,138	—	2,633,138
Series C redeemable convertible preferred stock	—	2,584,633	—	2,584,633
Outstanding stock options	5,166,657	4,212,125	5,166,657	4,212,125
	5,166,657	13,677,049	5,166,657	13,677,049

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, or the Quarterly Report, and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions, and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging our deep understanding of exosome biology, we have developed our engineering and manufacturing platform, or engEx Platform, to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. We have utilized our engEx Platform to generate a deep pipeline of engineered exosomes, or engEx exosomes, aimed at treating a broad range of diseases, including oncology, neuro-oncology, neuromuscular disease and infectious disease and rare disease.

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

We were incorporated and commenced operations in 2015. Since inception, we have devoted substantially all of our resources to developing our engEx Platform, our engEx product candidates and engEx exosomes, clinical and preclinical candidates; building our intellectual property portfolio, process development and manufacturing function; business planning; raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of our common stock and redeemable convertible preferred stock, and our term loan facility with Hercules Capital, Inc., or Hercules, and our collaborations with Jazz and Sarepta. As of June 30, 2021, we raised an aggregate of $168.2 million through the issuance of our redeemable convertible preferred stock, net of issuance costs, $24.6 million from our term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 5,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering, pursuant to which we issued and sold 3,162,500 shares of our common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses.

We have not generated any revenue from product sales and do not expect to do so for several years, and may never do so. We advanced our first two engEx product candidates, exoSTING and exoIL-12, into clinical trials in September 2020. All of our other engEx exosomes are still in preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our engEx product candidates. Since our inception, we have incurred significant losses, including net losses of $91.7 million and $78.0 million for the years ended December 31, 2020 and 2019, respectively. During the six months ended June 30, 2021, we incurred a net loss of $32.1 million. As of June 30, 2021, we had an accumulated deficit of $320.2 million. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

 We expect that our existing cash and cash equivalents as of June 30, 2021 of $113.7 million will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.  Our future viability beyond the next 12 months is dependent on our ability to raise additional capital to fund our operations during that time frame.  See ‘‘—Liquidity and capital resources’’ for further information.

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

In January 2019, we entered into a Collaboration and License Agreement with Jazz, pursuant to which we granted Jazz an exclusive, worldwide, royalty-bearing license to use our engEx Platform for the purposes of developing, manufacturing and commercializing exosome therapeutic candidates directed at up to five targets. In April 2021, we and Jazz mutually agreed to discontinue our work on STAT3, one of five oncogene targets subject to the Collaboration and License Agreement. On June 30, 2021, Jazz formally nominated the fifth collaboration target, ahead of the contractual deadline of July 2, 2021. In June 2020, we entered into a Research License and Option Agreement with Sarepta, pursuant to which we are receiving funding to conduct collaborative research and provide Sarepta with options to obtain exclusive licenses for exosome therapeutic candidates directed at up to five targets. For the foreseeable future, we expect substantially all of our revenue to be generated from our collaborations with Jazz and Sarepta and any other collaboration and license agreements we may enter into in the future. During the three months ended June 30, 2021, we recognized a reduction to revenue of $0.5 million and net $11.1 million of revenue during the six months ended June 30, 2021 related to our Collaboration and License Agreement with Jazz. During the three and six months ended June 30, 2020 we recognized $0.2 million and $0.3 million, respectively, of revenue under our Collaboration and License Agreement with Jazz. As of June 30, 2021 and December 31, 2020, we had $43.9 million and $55.0 million, respectively, of deferred revenue with respect to our Collaboration and License Agreement with Jazz. During the three and six months ended June 30, 2021, we recognized $1.4 million and $3.0 million of revenue related to the Sarepta Research Agreement. During the three and six months ended June 30, 2020 there was no revenue recognized under the Sarepta Research Agreement. As of June 30, 2021 and December 31, 2020, we had $7.0 million and $7.7 million of deferred revenue in connection with the Research License and Option Agreement with Sarepta.

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

The following table reflects our research and development expenses for each period presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
	(In thousands)
exoSTING	$1,208	$334	$2,164	$2,690
exoIL-12	604	1,148	1,379	2,505
engEx Platform	3,798	2,300	8,709	8,615
Personnel-related (including stock-based compensation)	6,591	5,206	13,217	10,607
Other research and development expenses	3,218	2,634	6,500	5,596
Total research and development expenses	$15,419	$11,622	$31,969	$30,013

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

Income taxes

Since our inception in 2015, we have not recorded any US federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of $137.6 million and $138.1 million, respectively, which may be available to offset future taxable income. During the year ended December 31, 2020, we generated a federal net operating loss of $101.2 million, which has an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and our state net operating loss carryforwards as of December 31, 2020 would begin to expire in 2035. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $8.3 million and $3.9 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively

During the three and six months ended June 30, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or research and development tax credits earned in each interim period due to its uncertainty of realizing a benefit from those items.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to our income tax provision for the three and six months ended June 30, 2021, or net deferred tax assets as of June 30, 2021 since we have not recorded any US federal or state income tax benefits for the net losses incurred in any period due to our uncertainty of realizing a benefit from those items.

Results of operations

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$890	$187	$14,081	$321
Total revenue	890	187	14,081	321
Operating expenses:
Research and development	15,419	11,622	31,969	30,013
General and administrative	6,937	4,358	13,525	8,591
Total operating expenses	22,356	15,980	45,494	38,604
Loss from operations	(21,466)	(15,793)	(31,413)	(38,283)
Other income (expense):
Interest expense	(704)	(294)	(1,401)	(589)
Interest income	9	19	14	242
Other income	352	155	683	215
Total other expense, net	(343)	(120)	(704)	(132)
Net loss	$(21,809)	$(15,913)	$(32,117)	$(38,415)

Comparison of the three months ended June 30, 2021 and 2020

Collaboration revenue

Collaboration revenue increased by $0.7 million from $0.2 million for the three months ended June 30, 2020 to $0.9 million for the three months ended June 30, 2021. This increase is the result of $1.4 million of revenue under our Research License and Option Agreement with Sarepta during the three months ended June 30, 2021. The increase in revenue driven by Sarepta during the three months ended June 30, 2021, was partly offset by a $0.7 million decrease in revenue of recognized under the Jazz Collaboration Agreement during the three months ended June 30, 2021, when compared to the three months ended June 30, 2020. There was no Sarepta related revenue recognized during the three months ended June 30, 2020 as the Research License and Option Agreement with Sarepta was signed during June 2020.

Research and development expense

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020, along with the changes in those items (in thousands):

	THREE MONTHS ENDED JUNE 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
exoSTING	$1,208	$334	$874	262%
exoIL-12	604	1,148	(544)	-47%
engEx Platform	3,798	2,300	1,498	65%
Personnel-related (including stock-based compensation)	6,591	5,206	1,385	27%
Other research and development expenses	3,218	2,634	584	22%
Total research and development expenses	$15,419	$11,622	$3,797

Research and development expenses increased $3.8 million from $11.6 million for the three months ended June 30, 2020 to $15.4 million for the three months ended June 30, 2021.

The increase in research and development expenses was primarily attributable to the following:

•	$1.5 million increase in engEx Platform expenses driven by increased laboratory expenses and contractor costs, partially offset by decreased manufacturing expenses;
•	$1.4 million increase in personnel-related costs primarily driven by an increase in headcount to support increased research and development activities;
•	$0.9 million increase in exoSTING costs was driven by increased research, clinical, and pre-clinical trial costs as the program entered the clinical stage in September 2020;
•	$0.6 million increase in other research and development costs, including rent, depreciation, and other miscellaneous costs, primarily due to occupying our new facilities; and
•

$0.5 million offsetting decrease in exoIL-12 related expenses driven by decreased pre-clinical and manufacturing costs, offset by increased clinical trial costs as the program entered the clinical stage in September 2020.

General and administrative expense

The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020, along with the changes in those items (in thousands):

	THREE MONTHS ENDED JUNE 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
Professional fees	$1,122	$1,514	$(392)	-26%
Personnel-related (including stock-based compensation)	3,970	2,211	1,759	80%
Facility-related and other general and administrative expenses	1,845	633	1,212	191%
Total general and administrative expenses	$6,937	$4,358	$2,579

General and administrative expenses increased $2.6 million from $4.4 million for the three months ended June 30, 2020 to $6.9 million for the three months ended June 30, 2021.

The increase in general and administrative expenses was primarily attributable to the following:

•	$1.8 million increase in personnel-related costs primarily driven by an increase in general and administrative headcount to support our overall growth and our transition to becoming a public company;
•	$1.2 million increase in facility-related and other general business expenses primarily driven by increased corporate insurance costs of being a public company; and
•	$0.4 million offsetting decrease in professional fees for intellectual property and business development.

Interest income

There was an immaterial change of less than $0.1 million in interest income between the three months ended June 30, 2020 and the three months ended June 30, 2021. All of our investments were matured as of April 2020. As of June 30, 2021, we did not hold any investments.

Interest expense

Interest expense increased $0.4 million from $0.3 million for the three months ended June 30, 2020 to $0.7 million for three months ended June 30, 2021. The increase was driven by an additional draw down of $15.0 million in July 2020 under our term loan facility with Hercules.

Other income

Other income increased by $0.2 million from $0.2 million for the three months ended June 30, 2020 to $0.4 million for three months ended June 30, 2021. The increase in other income was driven by rental income received from our sublease beginning in the second quarter of 2020.

Comparison of the six months ended June 30, 2021 and 2020

Collaboration revenue

Collaboration revenue increased by $13.8 million from $0.3 million for the six months ended June 30, 2020 to $14.1 million for the six months ended June 30, 2021. This increase was primarily due to an increase of $10.8 million of revenue recognized under the Jazz Collaboration Agreement when compared to the six months ended June 30, 2020. An additional $3.0 million of revenue was recognized during the six months ended June 30, 2021, related to our Sarepta Research License and Option Agreement that was signed during June 2020. There was no revenue recognized under our Sarepta Research License and Option Agreement during the six months ended June 2020.

Research and development expense

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020, along with the changes in those items (in thousands):

	SIX MONTHS ENDED JUNE 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
exoSTING	$2,164	$2,690	$(526)	-20%
exoIL-12	1,379	2,505	(1,126)	-45%
engEx Platform	8,709	8,615	94	1%
Personnel-related (including stock-based compensation)	13,217	10,607	2,610	25%
Other research and development expenses	6,500	5,596	904	16%
Total research and development expenses	$31,969	$30,013	$1,956

Research and development expenses increased $2.0 million from $30.0 million for six months ended June 30, 2020 to $32.0 million for the six months ended June 30, 2021.

The increase in research and development expenses was primarily attributable to the following:

•	$2.6 million increase in personnel-related costs primarily driven by an increase in headcount to support increased research and development activities;
•	$0.9 million increase in other research and development costs, including rent, depreciation, and other miscellaneous costs, primarily due to occupying our new facilities;
•	$0.1 million increase in engEx Platform expenses driven by increased laboratory and contractor costs, partially offset by decreased manufacturing costs;
•

$0.5 million decrease in exoSTING related costs driven by decreased manufacturing and pre-clinical costs, offset by increased clinical trial costs as the program entered the clinical stage in September 2020; and

•

$1.1 million decrease in exoIL-12 expenses driven by lower manufacturing and pre-clinical costs, partially offset by increased clinical costs as the program entered the clinical stage in September 2020.

General and administrative expense

The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020, along with the changes in those items (in thousands):

	SIX MONTHS ENDED JUNE 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
Personnel-related (including stock-based compensation)	$7,236	$4,878	$2,358	48%
Facility-related and other general and administrative expenses	3,874	1,401	2,473	177%
Professional fees	2,415	2,312	103	4%
Total general and administrative expenses	$13,525	$8,591	$4,934

General and administrative expenses increased $4.9 million from $8.6 million for the six months ended June 30, 2020 to $13.5 million for the six months ended June 30, 2021.

The increase in general and administrative expenses was primarily attributable to the following:

•	$2.5 million increase in facility-related and other general business expenses primarily driven by increased corporate insurance costs of being a public company;
•

$2.4 million increase in personnel-related costs primarily driven by an increase in general and administrative headcount to support our overall growth and our transition to becoming a public company; and

•	$0.1 million increase in professional fees driven primarily by increases in legal and accounting services incurred in connection with being a public company.

Interest income

Interest income decreased $0.2 million from $0.2 million for the six months ended June 30, 2020 to less than $0.1 million for the six months ended June 30, 2021. The decrease in interest income was primarily driven by the maturity of all our investments in April 2020. As of June 30, 2021, we did not hold any investments.

Interest expense

Interest expense increased $0.8 million from $0.6 million for the six months ended June 30, 2020 to $1.4 million for the six months ended June 30, 2021. The increase was driven by an additional draw down of $15.0 million in July 2020 under our term loan facility with Hercules.

Other income

Other income increased by $0.5 million from $0.2 million for the six months ended June 30, 2020 to $0.7 million for the six months ended June 30, 2021. The increase in other income was driven by rental income received from our sublease beginning in the second quarter of 2020, partially offset by a reduction in the amortization of purchased premiums and discounts associated with our investments during the six months ended June 30, 2021, as a result of the maturity of all of our investments in April 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our engEx product candidates, which are in various phases of early-stage and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through June 30, 2021 with aggregate net proceeds of $168.2 million from sales of our redeemable convertible preferred stock, $24.6 million from our term loan facility with Hercules, net of issuance costs, and $66.0 million received from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our IPO for net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering for net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses. As of June 30, 2021, we had cash and cash equivalents of $113.7 million.

Hercules Loan Agreement

On September 30, 2019, or the Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million, or the Term Loan Facility, is available to us in four tranches, subject to certain terms and conditions. The first tranche of $10.0 million was advanced to us on the Closing Date and an additional $15.0 million under the first tranche was drawn down in July 2020. Upon satisfaction of certain liquidity and clinical milestones, the second tranche was available under the Term Loan Facility, which allowed us to borrow an additional amount of up to $10.0 million through March 31, 2021. We did not elect to borrow against the second $10.0 million tranche. Upon satisfaction of certain additional clinical milestones, the third tranche was available under the Term Loan Facility, which allowed us to borrow an additional amount up to $10.0 million through June 30, 2021. As of June 30, 2021 we did not elect to borrow against the third $10.0 million tranche. The fourth tranche, which allows us to borrow an additional amount up to $30.0 million, will be available upon Hercules’ approval on or prior to December 15, 2021. As of June 30, 2021, there was $25.0 million drawn and outstanding under the Term Loan Facility.

Advances under the Term Loan Facility bear interest at a rate equal to the greater of (i) 9.00% plus the prime rate less 5.25% and (ii) 9.00%. We will make interest only payments through November 1, 2022. Following the interest only period, we will repay the principal balance and interest of the advances in equal monthly installments through October 1, 2024.

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

Historical cash flows

The following table provides information regarding our cash flows for each period presented:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(37,320)	$(14,450)
Investing activities	(2,365)	54,977
Financing activities	64,451	104
Net increase in cash, cash equivalents and restricted cash	$24,766	$40,631

Operating activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

During the six months ended June 30, 2021, operating activities used $37.3 million of cash, primarily due to a net loss of $32.1 million, partially offset by non-cash charges of $5.0 million for stock-based compensation, $2.8 million for depreciation and amortization, and $0.3 million for non-cash interest expense. Additionally, changes in our operating assets and liabilities primarily consisted of a $11.8 million decrease in deferred revenue, a $0.5 million net decrease in accounts payable and accrued expenses, a $0.4 million decrease in our operating lease right-of-use assets, a $0.9 million net increase in prepaid expenses and other current assets, and a $0.4 million decrease in our operating lease liabilities. The change in our deferred revenue was due to activity under our Collaboration and License Agreement with Jazz.

During the six months ended June 30, 2020, operating activities used $14.5 million of cash, primarily due to a net loss of $38.4 million, partially offset by non-cash charges of $3.1 million for stock-based compensation, $2.0 million for depreciation, $0.7 million for amortization of our operating right-of-use asset and $0.1 million for non-cash interest. Additionally, changes in our operating assets and liabilities primarily consisted of a $10.1 million increase in our operating lease liabilities, a $9.7 million increase in deferred revenue and a $3.2 million decrease in prepaid expenses and other current assets, partially offset by a $5.0 million decrease in accounts payable and accrued expenses. The net change in our prepaid expenses, accounts payable and accrued expenses was due to the timing of payments. The change in our deferred revenue was due to proceeds from our license and option agreement with Sarepta.

Investing activities

During the six months ended June 30, 2021, net cash used in investing activities was $2.4 million for purchases of property and equipment. During the six months ended June 30, 2020, net cash provided by investing activities was $55.0 million, consisting of maturities of short-term investments of $73.1 million, partially offset by $18.1 million for purchases of property and equipment.

Financing activities

During the six months ended June 30, 2021, net cash provided by financing activities was $64.5 million, driven by our follow-on public offering, completed on February 17, 2021, resulting in aggregate net proceeds of $61.7 million, and $0.3 million resulting from the proceeds from the exercise of common stock options. During the six months ended June 30, 2020, net cash provided by financing activities was $0.1 million, consisting of proceeds from issuance of stock in connection with the exercise of stock options.

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

Based on our current operating plan, we expect our cash and cash equivalents as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect. Our future viability beyond the next 12 months is dependent on our ability to raise additional capital to fund our operations during that time frame.

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

Commencing on May 18, 2020, we entered into a sublease for 23,280 square feet of our leased space in Cambridge, Massachusetts. The term of the sublease is two years with one option to extend for one year at the sublessee’s option at a rate equal to the greater of (i) an increase of 3% of the annual rent owed by the sublessee in year two and (ii) market rent for the subleased premises. Cash receipts under the sublease are expected to be approximately $1.3 million and $0.5 million for the years ended December 31, 2021 and 2022, respectively, excluding reimbursement for a ratable portion of operating expenses. We remain jointly and severally liable under the terms of the head lease and therefore present the cash payments, inclusive of our obligation under the head lease for the subleased premises. As such, operating lease commitments do not include the expected cash receipts under the sublease.

We have a license agreement with MDACC under which, pursuant to exclusive license rights granted to us under certain patents owned or co-owned by MDACC, we are obligated to pay milestone payments upon the achievement of development and regulatory milestones and the execution of sublicenses for qualifying products covered by rights granted under the agreement. MDACC is eligible to receive, on a product-by-product basis, milestone payments upon the achievement of development and regulatory milestones totaling up to $2.4 million for diagnostic products and up to $9.5 million for therapeutic products. Under this agreement, we may also be obligated to pay royalty payments on commercial products, on a product-by-product basis. Due to the variable and contingent nature of these payments, they are excluded from our contractual obligations as they are not fixed and estimable. We may terminate the license for convenience upon 180 days prior written notice to MDACC. The license automatically terminates upon our bankruptcy, if we challenge the validity or enforceability of any of the licensed patent rights, or our failure to make a number of payments in a timely manner over a specified period of time. Additionally, MDACC may terminate the license for our breach subject to certain specified cure periods.

We have a license agreement with Kayla Therapeutics, pursuant to which we obtained a co-exclusive worldwide, sublicensable license, under certain patent rights and to related know-how and methods to research, develop, manufacture and commercialize compounds and products covered by such patent rights in all diagnostic, prophylactic and therapeutic uses. Such license rights include certain exclusive rights to the STING agonist compound in our exoSTING product candidate. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize products under the licensed patent rights, and are obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of our common stock upon the achievement of specified clinical and regulatory milestones. The first milestone was achieved upon the first dosing of exoSTING to the first subject in a Phase 1/2 clinical trial in September 2020. Upon the achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million and was paid in October 2020.  In addition, we are required to pay Kayla a percentage of the payments that we receive from sublicensees of the rights licensed to us by Kayla, excluding any royalties. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. We do not include these variable and contingent payments in the consideration of our contractual obligations as they are not fixed and estimable. We may terminate the license agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. We or Kayla may terminate the license agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof.

We have agreements with certain vendors for various services, including services related to preclinical operations and support, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. We do not include these payments in the consideration of our contractual obligations as they are not fixed and estimable.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 17, 2021, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the six months ended June 30, 2021.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2021 or 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Employment Agreement, dated April 19, 2021, by and between Codiak BioSciences, Inc. and Jennifer Wheler, M.D. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39615) filed with the SEC on May 10, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codiak BioSciences, Inc.

Date: August 5, 2021	By:	/s/ Douglas E. Williams
Douglas E. Williams, Ph.D.
Chief Executive Officer, Director (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer (Principal Financial and Accounting Officer)