Form 10-Q
period 2021-09-30
Codiak BioSciences, Inc.
filed 2021-11-04
CIK 1659352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 22,365,752 shares of common stock, $0.0001 par value per share, outstanding.

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

•
our ability to secure from Lonza Rockland, Inc. (“Lonza”), under our new manufacturing arrangement with them, sufficient supply of our product candidates for, clinical trials or commercial use, if approved;

•
our ability to successfully procure from third parties sufficient supply of, our product candidates for preclinical studies, clinical trials or commercial use, if approved;

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

Item 1. Financial Statements

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$98,584	$88,915
Prepaid expenses and other current assets	5,329	4,843
Total current assets	103,913	93,758
Property and equipment, net	29,384	31,410
Restricted cash, net of current portion	4,170	4,170
Operating right-of-use assets	21,258	22,003
Total assets	$158,725	$151,341
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,998	$2,018
Accrued expenses	9,315	8,870
Deferred revenue	9,352	5,281
Operating lease liabilities	2,438	1,482
Total current liabilities	23,103	17,651
Long-term liabilities:
Deferred revenue, net of current portion	41,393	57,416
Note payable, net of discount	25,352	24,960
Operating lease liabilities, net of current portion	34,664	36,540
Other long-term liabilities	207	207
Total liabilities	124,719	136,774
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 22,361,305 and 18,787,579 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	375,913	302,655
Accumulated deficit	(341,909)	(288,090)
Total stockholders’ equity	34,006	14,567
Total liabilities and stockholders’ equity	$158,725	$151,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$1,157	$954	$15,238	$1,275
Total revenue	1,157	954	15,238	1,275
Operating expenses:
Research and development	15,467	30,640	47,436	60,653
General and administrative	7,186	5,342	20,711	13,933
Total operating expenses	22,653	35,982	68,147	74,586
Loss from operations	(21,496)	(35,028)	(52,909)	(73,311)
Other income (expense):
Interest expense	(689)	(607)	(2,091)	(1,196)
Interest income	4	4	18	246
Other income	479	338	1,163	553
Total other expense, net	(206)	(265)	(910)	(397)
Net loss	$(21,702)	$(35,293)	$(53,819)	$(73,708)
Cumulative dividends on redeemable convertible preferred stock	—	(3,457)	—	(10,296)
Net loss attributable to common stockholders	$(21,702)	$(38,750)	$(53,819)	$(84,004)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(12.83)	$(2.49)	$(27.92)
Weighted average common shares outstanding, basic and diluted	22,325,334	3,020,055	21,599,405	3,008,576
Comprehensive loss:
Net loss	$(21,702)	$(35,293)	$(53,819)	$(73,708)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	—	—	—	(43)
Total other comprehensive loss	—	—	—	(43)
Comprehensive loss	$(21,702)	$(35,293)	$(53,819)	$(73,751)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited, in thousands, except share data)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUM- ULATED OTHER COMPRE- HENSIVE (LOSS)	ACCUM- ULATED	TOTAL STOCK- HOLDERS EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	(DEFICIT)
Balance at June 30, 2021	—	$—	—	$—	—	$—	22,272,975	$2	$372,069	$—	$(320,207)	$51,864
Exercise of options to purchase common stock	—	—	—	—	—	—	88,330	—	752	—	—	752
Stock-based compensation	—	—	—	—	—	—	—	—	3,092	—	—	3,092
Net loss	—	—	—	—	—	—			—	—	(21,702)	(21,702)
Balance at September 30, 2021	—	$—	—	$—	—	$—	22,361,305	$2	$375,913	$—	$(341,909)	$34,006

Balance at June 30, 2020	33,200,000	$45,493	20,583,328	$83,524	20,204,079	$92,559	3,010,852	$—	$2	$-	$(234,840)	$(234,838)
Issuance of common stock in connection with license agreement	—	—	—	—	—	—	177,318	—	2,660	—	—	2,660
Exercise of options to purchase common stock	—	—	—	—	—	—	7,185	—	38	—	—	38
Accretion of preferred stock to redemption value	—	669	—	1,245	—	1,543	—	—	(3,457)	—	—	(3,457)
Stock-based compensation	—	—	—	—	—	—	—	—	1,820	—	—	1,820
Net loss	—	—	—	—	—	—	—	—	—	—	(35,293)	(35,293)
Balance at September 30, 2020	33,200,000	$46,162	20,583,328	$84,769	20,204,079	$94,102	3,195,355	$—	$1,063	$—	$(270,133)	$(269,070)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUM- ULATED OTHER COMPRE- HENSIVE (LOSS)	ACCUM- ULATED	TOTAL STOCK- HOLDERS EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	(DEFICIT)
Balance at December 31, 2020	—	$—	—	$—	—	$—	18,787,579	$2	$302,655	$—	$(288,090)	$14,567
Exercise of options to purchase common stock	—	—	—	—	—	—	411,226	—	3,522	—	—	3,522
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,055	—	—	8,055
Issuance of common stock upon public offering, net of issuance costs of $560	—	—	—	—	—	—	3,162,500	—	61,681	—	—	61,681
Net loss	—	—	—	—	—	—	—	—	—	—	(53,819)	(53,819)
Balance at September 30, 2021	—	$—	—	$—	—	$—	22,361,305	$2	$375,913	$—	$(341,909)	$34,006

Balance at December 31, 2019	33,200,000	$44,169	20,520,828	$81,108	20,204,079	$89,507	2,997,040	$—	$2	$43	$(192,878)	$(192,833)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	62,500	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with license agreement	—	—	—	—	—	—	177,318	—	2,660	—	—	2,660
Exercise of options to purchase common stock	—	—	—	—	—	—	20,997	—	142	—	—	142
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,961	—	—	4,961
Accretion of redeemable convertible preferred stock to redemption value	—	1,993	—	3,661	—	4,595	—	—	(6,702)	—	(3,547)	(10,249)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	—	—	—	—	(73,708)	(73,708)
Balance at September 30, 2020	33,200,000	$46,162	20,583,328	$84,769	20,204,079	$94,102	3,195,355	$—	$1,063	$—	$(270,133)	$(269,070)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(53,819)	$(73,708)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation expense	8,055	4,961
Non-cash interest expense	392	252
Fair value of common stock earned in connection with license agreement	—	2,660
Depreciation and amortization expense	4,205	3,080
Accretion of investments	—	(40)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(651)	2,098
Operating right-of-use assets	745	959
Other non-current assets	-	(2)
Accounts payable	206	(168)
Accrued expenses	1,118	10,715
Deferred revenue	(11,953)	8,725
Operating lease liabilities	(920)	10,977
Net cash used in operating activities	(52,622)	(29,491)
Cash flows from investing activities:
Purchases of property and equipment	(2,913)	(19,891)
Maturities of investments	—	73,063
Net cash (used in) provided by investing activities	(2,913)	53,172
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	—	15,000
Proceeds from exercise of common stock options	3,523	142
Proceeds from public offering of common stock, net of issuance costs	61,681	(1,167)
Net cash provided by financing activities	65,204	13,975
Net Increase in cash, cash equivalents and restricted cash	9,669	37,656
Cash, cash equivalents and restricted cash, beginning of period	93,085	14,853
Cash, cash equivalents and restricted cash, end of period	$102,754	$52,509
Supplemental disclosures:
Cash paid for interest	$1,713	$834
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$388	$1,134
Deferred offering costs included in accrued expenses	$—	$493
Accretion of redeemable convertible preferred stock to redemption value	$—	$10,249
Operating right-of-use assets obtained in exchange for operating lease liabilities	$—	$23,186

	SEPTEMBER 30,
Reconciliation to amounts within the condensed consolidated balance sheets	2021	2020
Cash and cash equivalents	$98,584	$48,339
Restricted cash, net of current portion	$4,170	4,170
Cash, cash equivalents and restricted cash at end of period	$102,754	$52,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

Notes to CONDENSED Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Codiak BioSciences, Inc. (collectively, with its consolidated subsidiaries, any of Codiak, we, us, or the Company) was incorporated in Delaware on June 12, 2015 and is headquartered in Cambridge, Massachusetts. Codiak is a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging Codiak’s deep understanding of exosome biology, the Company has developed its engineering and manufacturing platform (the engEx Platform), to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. Codiak has utilized its engEx Platform to generate a deep pipeline of engineered exosomes (engEx exosomes) aimed at treating a broad range of diseases, including oncology, neuro-oncology, and infectious disease and rare disease. In September 2020, Codiak initiated clinical trials for its two lead product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. Codiak has multiple preclinical and discovery programs that it is, or has been advancing either independently or through its strategic collaborations with Jazz Pharmaceuticals Ireland Limited (Jazz) and Sarepta Therapeutics, Inc. (Sarepta) (the latter of which will be terminated effective December 3, 2021).

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

The Company has primarily funded its operations with proceeds from the sales of common stock, redeemable convertible preferred stock, collaborative and research arrangements with Jazz and Sarepta and its Loan and Security agreement with Hercules Capital, Inc. (Hercules). As of September 30, 2021, the Company has raised an aggregate of $168.2 million through the issuance of its redeemable convertible preferred stock and convertible debt, net of issuance costs, $24.6 million from its term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from its collaborations with Jazz and Sarepta. On October 16, 2020, the Company completed its initial public offering (IPO), pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, on February 17, 2021, the Company completed a follow-on public offering, pursuant to which it issued and sold 3,162,500 shares of its common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses.

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

As of September 30, 2021, the Company had cash and cash equivalents of $98.6 million. Management believes that its cash and cash equivalent resources at September 30, 2021, will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those described in our 2020 Annual Report.

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

3. Fair Value Measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	SEPTEMBER 30, 2021
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$54,502	$—	$—	$—	$54,502
	$54,502	$—	$—	$—	$54,502

	DECEMBER 31, 2020
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$81,601	$—	$—	$—	$81,601
	$81,601	$—	$—	$—	$81,601

(1)
Certain cash equivalents that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of September 30, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds invested in US Treasury securities with original maturities of less than 90 days from the date of purchase.

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s debt is classified as Level 2 for the periods presented and approximates its carrying value due to the variable interest rate.

4. Investments

All of the Company’s investments matured during the year ended December 31, 2020. The Company did not hold any investments as of September 30, 2021.

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets. Investments with maturities of less than 12 months would be considered current and those investments with maturities greater than 12 months would be considered non-current.

The Company did not recognize any realized gains or losses during the three and nine months ended September 30, 2021. The Company did not recognize any realized gains or losses during the three months ended September 30, 2020 and recognized less than $0.1 million of realized gains in the nine months ended September 30, 2020.

5. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Leasehold improvements	$24,094	$23,949
Laboratory equipment	18,072	14,837
Furniture and fixtures	1,288	1,288
Computer equipment and software	159	159
Construction-in-process	364	1,667
	$43,977	$41,900
Less: Accumulated depreciation and amortization	(14,593)	(10,490)
Property and equipment, net	$29,384	$31,410

Depreciation and amortization expense for the three and nine months ended September 30, 2021 was $1.4 million and $4.2 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2020 was $1.1 million and $3.1 million, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Accrued employee compensation	$5,848	$5,040
Accrued external research and development costs	1,848	1,475
Accrued professional services and consulting	921	902
Other expenditures	359	607
Accrued facilities costs	339	846
	$9,315	$8,870

7. Leases

We have entered into various long-term non-cancelable lease arrangements for our facilities, expiring at various times through 2029. Certain arrangements have free rent periods or escalating rent payment provisions; costs under such arrangements are recognized on a straight-line basis over the life of the leases. We have two locations in Massachusetts, our office and laboratory, located in Cambridge and manufacturing space, located in Lexington. Refer to Note 14 "Subsequent events", for further details on the Company's manufacturing space and terms of our arrangement with Lonza.

Operating Leases

500 Technology Square

The Company leased building space at 500 Technology Square in Cambridge, Massachusetts. Under the terms of the lease, the Company leased approximately 19,823 square feet for $1.5 million per year in base rent, which was subject to a 2.5% annual rent increase plus certain operating expenses and taxes. The Company accounted for this lease as an operating lease. The lease commenced on December 28, 2016 and was originally scheduled to expire on December 31, 2021. On August 26, 2019, the Company signed a lease termination to accelerate the expiration date of the lease to February 28, 2020.

4 Hartwell Place

On March 5, 2019, the Company entered into a lease for manufacturing space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the lease, the Company leases approximately 18,707 square feet for $0.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The lease term commenced in July 2019 and will end in December 2029. The Company has the option to extend the lease twice, each for a five-year period, on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company has fully occupied the space as of December 31, 2020. Upon execution of the lease agreement, the Company provided a security deposit of $0.4 million which is held in the form of a letter of credit and was classified as non-current restricted cash on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The lease provides the Company with a tenant improvement allowance of up to $1.3 million, which is being amortized as a reduction to rent expense over the remaining lease term. As of September 30, 2021, the Company had received all $1.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

35 CambridgePark Drive

On March 22, 2019, the Company entered into a lease for office and laboratory space at 35 CambridgePark Drive in Cambridge, Massachusetts. Under the terms of the lease, the Company leases approximately 68,258 square feet for $4.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The lease term commenced upon execution of the lease on March 26, 2019 and is expected to end in November 2029. The Company has the option to extend the lease for a ten-year period on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company occupied the space in February 2020 as its new corporate headquarters. Upon execution of the lease agreement, the Company provided a security deposit of $3.7 million which is held in the form of a letter of credit and was classified as non-current restricted cash on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The lease provides the Company with a tenant improvement allowance of $12.3 million, subject to reduction for a 2% construction oversight fee due to the landlord, which is being amortized as a reduction to rent expense over the remaining lease term. As of December 31, 2020, the Company had received all $12.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

Sublease

On April 27, 2020, the Company entered into a sublease for 23,280 square feet of its leased space at 35 CambridgePark Drive. Under the terms of the sublease, the sublessee was to pay the Company approximately $1.3 million per year, which was subject to a 3.0% annual rent increase, plus certain operating expenses. The lease term commenced on May 18, 2020 and was expected to end in May 2022. The sublessee had the option to extend the sublease for a one-year period on the same terms and conditions as the current sublease, subject to a change in base rent based on the greater of (i) an increase of 3% of the annual rent owed by the sublessee in year two, and (ii) market rent for the subleased premises.

Effective July 1, 2021, the Company received notice of the sublessee’s intent to exercise its option to extend the sublease for a one-year period through May 2023. The Company increased the base rent of the option period to reflect a market-based fixed annual rate beginning June 2022. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term is now expected to end in May 2023.

Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.3 million which is held in the form of a letter of credit. During the three and nine months ended September 30, 2021, the Company recognized sublease income of $0.5 million and $1.2 million, respectively, which was presented in other income on the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2020, the Company recognized total sublease income of $0.3 million and $0.5 million, respectively.

The components of operating lease costs were as follows (in thousands):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Operating lease costs	$1,208	$1,206	$3,626	$3,627
Short-term lease costs	8	5	21	14
Variable lease costs	638	553	1,897	1,663
Sublease income	(484)	(337)	(1,188)	(495)
	$1,370	$1,427	$4,356	$4,809

Variable lease costs were primarily related to operating expenses, taxes and utilities associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises.

Additional lease information is summarized in the following table (in millions, except lease term and discount rate):

	NINE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4.5	$4.6
Weighted-average remaining lease term - operating leases (years)	8.2	9.2
Weighted-average discount rate - operating leases	10.3%	10.3%

Undiscounted cash flows used in calculating the Company’s operating lease liabilities and amounts to be received under the sublease at 35 CambridgePark Drive as of September 30, 2021 are as follows (in thousands):

Fiscal Year	OPERATING LEASE PAYMENTS	SUBLEASE RECEIPTS	NET OPERATING LEASE PAYMENTS
2021 (remainder of the year)	$1,496	$322	$1,174
2022	6,123	1,854	4,269
2023	6,307	941	5,366
2024	6,496	—	6,496
2025	6,691	—	6,691
Thereafter	28,287	—	28,287
Total undiscounted cash flows	$55,400	$3,117	$52,283
Less: Amounts representing interest	(18,298)
Present value of lease liabilities	$37,102

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

Indemnification agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated balance sheets as of September 30, 2021 or December 31, 2020.

Legal proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses costs related to its legal proceedings as incurred.

9. Indebtedness

On September 30, 2019 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the Term Loan Facility) was available to the Company in four tranches, subject to certain terms and conditions. Ten million of the first tranche was advanced to the Company on the Closing Date, and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Under the Loan Agreement, there were three additional tranches available to the Company of $10.0 million (tranche two), $10.0 million (tranche three), and $30.0 million (tranche four). As of September 30, 2021, tranche two and tranche three had expired. Tranche four would have been available to the Company upon Hercules’ approval on or prior to December 15, 2021. The total principal available under the Term Loan Facility as of September 1st, 2021 was $75.0 million.

Upon issuance, the initial advance under the first tranche was recorded as a liability with an initial carrying value of $9.5 million, net of debt issuance costs. The July 24, 2020, advance under the first tranche was recorded as a liability with an initial carrying value of $15.0 million. The initial carrying value of all outstanding advances is accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the loan.

Effective September 17, 2021 (the Amended Closing Date), the Company amended the Loan Agreement with Hercules (the Amended Loan Agreement), increasing aggregate principal amount available from $75.0 million under the Term Loan Facility to $85.0 million (the Amended Term Loan Facility).

Under the Amended Term Loan Facility, a new third tranche of $10.0 million was established and is available immediately at the Company’s option through December 15, 2021. Tranche four was amended such that the $30.0 million available is now available through the interest only period, subject to future lender investment committee approval. Tranche five of up to $20.0 million was established under the Amended Loan Agreement and is available through September 30, 2023, upon satisfaction of certain clinical milestones. Tranche five is only available in minimum draws of $5.0 million.

Advances under the Amended Term Loan Facility bear interest at a rate equal to the greater of (i) 8.25% plus the Prime Rate (as reported in The Wall Street Journal) less 3.25%, and (ii) 8.25%. The interest only period under the Term Loan Facility was extended from November 1, 2022 to October 1, 2023 under the Amended Term Loan Facility. The Company will now make interest only payments through October 1, 2023. Under the Amended Term Loan Facility, following the interest only period, the Company will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2025, compared to October 1, 2024 under the Term Loan Facility.

The Company may prepay advances under the Amended Loan Agreement, in whole or in part, at any time subject to a prepayment charge (Prepayment Premium) equal to: (i) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Amended Closing Date, (ii) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Amended Closing Date, or (iii) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Amended Closing Date.

Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, the Company will pay (in addition to any Prepayment Premium) an end of term charge of 5.5% of the aggregate funded amount under the Term Loan Facility. With respect to the first tranche, an end of term charge of $1.4 million will be payable upon any prepayment or repayment.

The end of term charge of $1.4 million, or 5.5% of the $25.0 million of principal advanced under the Term Loan Facility, remains payable at the maturity date under the original term Loan Facility of October 1, 2024. To the extent that the Company is provided with additional advances under the Amended Term Loan Facility, the 5.5% end of term charge will be applied to any such additional amounts, payable on October 1, 2025, the amended maturity date of the Amended Term Loan Facility.

The Company evaluated the Amended Loan Agreement and Amended Term Loan Facility with Hercules, in accordance with the provisions of ASC 470. The Company concluded that terms under the Amended Loan Agreement were not substantially different from those under the original Loan Agreement and the Amended Loan Agreement should be accounted for prospectively.

The Amended Term Loan Facility remains secured by a lien on substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed not to pledge or grant a security interest on the Company’s intellectual property to any third party. The Amended Term Loan Facility also contains customary covenants and representations, including a liquidity covenant, whereby the Company is obligated to maintain, in an account covered by Hercules’ account control agreement, an amount equal to the lesser of: (i) 110% of the amount of the Company’s obligations under the Amended Term Loan Facility, or (ii) the Company’s then-existing cash and cash equivalents, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Amended Loan Agreement include, without limitation, and subject to customary grace periods, the following: (i) any failure by the Company to make any payments of principal or interest under the Amended Loan Agreement, (ii) any breach or default in the performance of any covenant under the Amended Loan Agreement, (iii) the occurrence of a material adverse effect, (iv) any making of false or misleading representations or warranties in any material respect, (v) the Company’s insolvency or bankruptcy, (vi) certain attachments or judgments on the assets of the Company, or (vii) the occurrence of any material default under certain agreements or obligations of the Company’s involving indebtedness. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Amended Loan Agreement.

As of September 30, 2021 and December 31, 2020, the carrying value of the term loan was $25.4 million and $25.0 million, respectively, which is classified as a long-term liability on the Company’s condensed consolidated balance sheets as of each respective period. The fair value of debt is classified as Level 2 for the periods presented and approximates its carrying value.

The future principal payments under the Amended Loan Agreement are as follows as of September 30, 2021 (in thousands):

Fiscal Year	PRINCIPAL
2021	$—
2022	—
2023	2,773
2024	11,680
2025	10,547
$25,000

During the three and nine months ended September 30, 2021, the Company recognized $0.7 million and $2.1 million of interest expense related to the Amended Loan Agreement, respectively. During the three and nine months ended September 30, 2020, the Company recognized $0.6 million and $1.2 million of interest expense related to the Amended Loan Agreement, respectively. Such amounts were reflected as interest expense on the condensed consolidated statements of operations and comprehensive loss.

10. Stock-based compensation

Stock plans

As of September 30, 2021, the Company has granted service-based awards, which vest over a defined period of service, and performance-based and market-based awards, which vest upon the achievement of defined conditions. Service-based awards generally vest over a four-year period, with the first 25% vesting following twelve months of continued employment or service, and the remainder vesting in twelve quarterly installments over the following three years.

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

The shares of the Company’s common stock subject to outstanding awards under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. As of September 30, 2021, there were 1,406,095 shares available for future issuance under the 2020 Plan.

The Company’s stock options expire after approximately ten years from the date of grant. As of September 30, 2021, the Company does not hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

2020 Employee stock purchase plan

The Company’s 2020 Employee Stock Purchase Plan, (the ESPP) was adopted by our board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective October 12, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 208,680 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on each January 1st, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of (i) 834,720 shares of common stock, (ii) 0.5% of the outstanding shares of common stock on the immediately preceding December 31st or (iii) such lesser number of shares as determined by the administrator of the ESPP. There was no increase in the number of common stock reserved for issuance under the ESPP as of September 30, 2021.

Stock Options

The following table summarizes the Company’s option activity during the nine months ended September 30, 2021:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (1)
			(In years)	(In thousands)
Outstanding as of December 31, 2020	4,543,318	$8.52	7.22	$108,048
Granted	1,338,200	23.91
Exercised	(411,226)	8.57
Forfeited/Cancelled	(517,020)	8.47
Outstanding as of September 30, 2021	4,953,272	12.68	7.05	27,889
Exercisable as of September 30, 2021	2,557,492	7.75	5.85	21,974
Vested and expected to vest as of September 30, 2021	4,953,272	12.68	7.05	27,889

(1)
Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of September 30, 2021 and December 31, 2020.

The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2021, was $11.30 per share and $14.75 per share, respectively. The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2020 was $9.67 per share and $8.52 per share, respectively.

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2021 was $0.8 million and $5.1 million, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2020 was $0.1 million and $0.1 million, respectively.

Stock Option Valuation

Service-based awards

The key assumptions used in the Black-Scholes option pricing model on the date of grant for options with service-based vesting conditions were as follows, presented on a weighted average basis:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Risk-free interest rate	0.99%	0.41%	0.81%	0.74%
Expected term (in years)	6.23	6.25	6.22	6.25
Expected volatility	65.26%	68.63%	68.30%	68.13%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Fair value per share of common stock	$11.30	$9.68	$14.75	$8.52

Performance-based awards

The Company did not grant any performance-based awards during the three and nine months ended September 30, 2021 and 2020.

Stock-based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Research and development	$1,646	$942	$3,925	$2,763
General and administrative	1,446	878	4,130	2,198
	$3,092	$1,820	$8,055	$4,961
Employee	$3,049	$1,730	$7,908	$4,609
Non-employee	43	90	147	352
	$3,092	$1,820	$8,055	$4,961

The Company did not recognize any stock-based compensation expense during the three months ended September 30, 2021 related to performance-based awards and recognized less than $0.1 million during the nine months ended September 30, 2021 related to performance-based awards that vested upon achievement of their underlying performance condition. As of September 30, 2021, all stock-based compensation expense related to previously granted performance-based awards has been recognized. The Company did not recognize expense related to performance-based awards during the three and nine months ended September 30, 2020 because the associated performance conditions were not deemed probable of achievement.

As of September 30, 2021, the total unrecognized compensation expense related to the Company’s option awards was $24.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.96 years.

11. Collaboration agreements

The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Collaboration Revenue by Strategic Collaborator:	2021	2020	2021	2020
Jazz	$118	$184	$11,225	$505
Sarepta	1,039	770	4,013	770
Total collaboration revenue	$1,157	$954	$15,238	$1,275

The following tables present changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2021 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30, 2021
	BALANCE BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE END OF PERIOD
Contract assets:
Account receivable (1)	$—	$3,286	$(2,248)	$1,038
Contract liabilities:
Deferred revenue	$62,697	$—	$(11,952)	$50,745

(1)
Included in prepaid expenses and other current assets as shown within the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenue (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$1,157	$184	$15,238	$505

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

At inception of the arrangement, the Company measured the transaction price solely in reference to the $56.0 million non-refundable and non-creditable up-front payment. None of the variable consideration payable under the arrangement was included in the transaction price at inception. The Company estimates the amount of variable consideration to which it expects to be entitled associated with cost reimbursements, in addition to preclinical development, IND acceptance, clinical and regulatory milestones, using the most likely amount method. The Company did not include any cost reimbursements in the transaction price at inception due to the uncertainty around the Company’s receipt of such amounts as it is dependent upon viable product candidates progressing through development. All preclinical development, IND acceptance, clinical and regulatory milestone payments were excluded from the transaction price at inception due to the uncertainty of initiating the specified phase of preclinical development, achieving the associated development criteria or receiving approval or acknowledgement from the relevant regulatory authorities. Further, regulatory milestone payments will be excluded from the transaction price until the associated regulatory milestone is achieved. The sales milestone payments, royalties and profit share are subject to the royalty recognition constraint because the associated license is deemed to be the sole or predominant item to which the payments relate. As of December 23, 2020, the total remaining consideration was $55.0 million which solely comprises the transaction price on the original contract not yet recognized as revenue because the modification did not change the arrangement consideration. The Company updates its assessment of the estimated transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There have been no changes to the Company’s estimate of variable consideration on active performance obligations since inception of the arrangement through September 30, 2021. As of September 30, 2021, the Company has not achieved any preclinical development, IND acceptance, clinical, regulatory or sales milestones or earned any royalties or profit share under the Jazz Collaboration Agreement.

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

On April 2, 2021, the Company and Jazz mutually agreed to discontinue their work on STAT3, one of five oncogene targets subject to the Jazz Collaboration Agreement. The Company recognized the remaining $10.9 million in deferred revenue allocated to this target during the three months ended March 31, 2021 as the preclinical activities that informed this decision were completed prior to the end of the period. On June 30, 2021, Jazz formally nominated the fifth collaboration target, ahead of the contractual deadline of July 2, 2021. The Company will recognize the $2.8 million of revenue allocated to this performance obligation consistent with all active Jazz targets, recording revenue based on actual costs incurred relative to the budgeted costs to complete each of the respective programs. As of September 30, 2021, there are three remaining material rights outstanding under the Jazz Collaboration Agreement.

During the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $11.2 million of revenue under the Jazz Collaboration Agreement, respectively. The Company recognized $0.2 million and $0.5 million of revenue during the three and nine months ended September 30, 2020 under with the Jazz Collaboration Agreement, respectively.

The aggregate amount of the transaction price allocated to the License and Services Performance Obligations that were unsatisfied, as of September 30, 2021 was $42.5 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target, through approximately 2026. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of September 30, 2021 was $1.3 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

As of September 30, 2021 and December 31, 2020, the Company had $43.7 million and $55.0 million, respectively, of deferred revenue related to the Company’s collaboration with Jazz which is classified as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services. The Company incurred $0.6 million and $1.9 million of costs associated with its obligations under the arrangement with Jazz during the three and nine months ended September 30, 2021. The Company incurred $1.0 million and $2.6 million of costs associated with its obligations under the arrangement with Jazz during the three and nine months ended September 30, 2020, respectively. The costs are classified within research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Sarepta license and option agreement

Agreement summary

On June 17, 2020, the Company entered into a two-year Research License and Option Agreement (the Sarepta Research Agreement) with Sarepta focused on the use of exosomes for non-viral delivery of AAV, gene-editing and RNA therapeutics to address five agreed targets associated with neuromuscular diseases. Pursuant to the Sarepta Research Agreement, the Company received funding to conduct collaborative research and Sarepta had options to enter into exclusive, worldwide licenses for each of the agreed targets to develop, commercialize and manufacture therapeutic candidates developed using the Company’s engEx Platform. For each target option exercised, the Company would have been eligible to receive an option exercise fee, milestones and royalties. Each target was well-understood to be therapeutically relevant to its associated neuromuscular disease.

Either party had the right to terminate the Sarepta Research Agreement upon the other party’s material breach, subject to specified notice and cure provisions. Sarepta also had the right to terminate the Sarepta Research Agreement in its entirety or in part (with respect to a particular target) for convenience at any time upon specified written notice, subject to an obligation to pay the Company’s related personnel costs for a specified period of time after the effective date of termination as well as to pay for any unavoidable costs as a result of the termination. Expiration or termination of the Sarepta Research Agreement would not affect the rights and obligations of the parties that accrued prior to the expiration or termination date. Upon termination of the Sarepta Research Agreement, the license and options granted by the Company to Sarepta would immediately terminate.

On October 1, 2021, Sarepta notified the Company that it was terminating early the two-year Research License and Option Agreement, effective June 17, 2020, between Sarepta and the Company. The termination is effective as of December 3, 2021.

Under the terms of the Sarepta Research Agreement, the Company granted to Sarepta a non-exclusive, royalty-free, worldwide license, with a limited right to sublicense, to use certain intellectual property of the Company in the conduct of activities for which Sarepta was responsible under the Sarepta Research Agreement (the Research License). The Sarepta Research Agreement provided that the activities conducted by the parties would be performed in accordance with a research plan which set forth the activities to be undertaken over the course of the Sarepta Research Agreement covering all targets included in the agreement (the Research Plan). The Company was responsible for the conduct of all activities to which it was assigned under the Research Plan. The Sarepta Research Agreement initially covered five agreed targets as selected by Sarepta at inception of the Sarepta Research Agreement (each, a Research Target). However, Sarepta had the right to replace up to two of the Research Targets with certain other agreed pre-named targets. To the extent a target was replaced, the original target would have been discontinued as a Research Target under the arrangement and the replacement target would have become a Research Target under the Sarepta Research Agreement.

Pursuant to the terms of the Sarepta Research Agreement, the Company granted to Sarepta an option to obtain an exclusive, worldwide, sublicensable license to use certain intellectual property of the Company for the development, manufacturing and commercialization of exosome therapeutic candidates directed to one or more of the Research Targets (each, a Sarepta Option). Each of the licenses that would have been issued upon exercise of a Sarepta Option covered the use of the Company’s intellectual property in the exploitation of therapeutics directed to a particular target (each, a Development and Commercialization License). Sarepta Options could have been exercised on a Research Target-by-Research Target basis any time prior to completion of the research activities for the respective target, but no later than June 17, 2022, which was subject to extension to December 17, 2022 (the Option Term). Following option exercise, the parties would have executed a definitive license agreement that outlined the terms and conditions of the collaboration arrangement that would have governed the further development and commercialization of exosome therapeutics directed to the subject target (the Collaboration Agreement), contingent on remittance of the option exercise fee.

Under the terms of the Collaboration Agreement which would have been entered into upon the exercise of a Sarepta Option, the Company would have been responsible for the conduct of the associated preclinical development through the generation of a development candidate directed to the applicable target in accordance with a plan which set forth the activities to be conducted with respect to each preclinical development program (each, a Preclinical Development Plan). Additionally, the Company was obligated to provide manufacturing and supply through the completion of Phase 2 clinical trials. The Company was entitled to receive reimbursement of costs incurred with respect to the activities performed in the execution of the Preclinical Development Plans and any manufacturing activities. Following the selection of a development candidate from a preclinical development program, Sarepta would have been responsible for any further development, regulatory matters and commercialization at its sole cost and expense.

Under the terms of the Sarepta Research Agreement, the Company received up-front and non-refundable cash payments totaling $10.0 million, consisting of a $7.0 million up-front payment and a $3.0 million up-front research services prepayment. In addition, the Company was eligible for the reimbursement of costs incurred in the execution of the Research Plan. To the extent Sarepta had exercised its option and the parties entered into a Collaboration Agreement with respect to any target included in the arrangement, Sarepta would have been obligated to remit an option exercise payment of $12.5 million to the Company per target, up to a total of $62.5 million if all options were exercised. Conditional on the exercise of a Sarepta Option and execution of a Collaboration Agreement, the Company could have earned potential development and regulatory milestones and tiered royalties on net sales of licensed products. The Company was eligible to receive up to $192.5 million in development and regulatory milestones per target. One of the selected targets was eligible to generate additional milestone payments on the achievement of certain development and regulatory milestones. Also, to the extent any of the product candidates were commercialized, the Company would have been entitled to receive tiered royalty payments ranging from the mid-single digits in the lowest tier to the low teens in the highest tier. Royalties are payable on a licensed product-by-licensed product and country-by-country basis from the first commercial sale until the later of (i) ten years from first commercial sale, (ii) expiration of all valid claims of licensed patent rights and (iii) expiration of regulatory exclusivity. The royalty payments were subject to reduction under certain conditions to be specified in the Collaboration Agreement.

Accounting analysis

The Company evaluated the Sarepta Research Agreement in accordance with the provisions of ASC 606. The Company concluded that the contract counterparty is a customer in the arrangement. The Company’s obligations under the Sarepta Research Agreement comprised the following seven substantive promises:

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

For purposes of evaluating the Sarepta Research Agreement in accordance with ASC 606, the Company determined that the Research License Promise was neither capable of being distinct nor distinct within the context of the contract from the associated Research Services Promise. Due to the specialized nature of the services to be provided by the Company, specifically with respect to the Company’s proprietary expertise related to exosome engineering and manufacturing, the customer could not benefit from the license without the research services. Furthermore, Sarepta would have been be utilizing the license to perform additional discovery and research efforts as part of the overall work being conducted by the Company. As such, the license rights did not have utility outside of the context of the activities under the Research Plan. Moreover, the Company concluded that the Research License Promise and Research Services Promise were interrelated to and interdependent on each other. Due to the nature of the services and capabilities of the parties, the customer could not derive its intended benefit from the license without the accompanying research services to be performed pursuant to the underlying Research Plan. The nature of the combined performance obligation was to provide certain research services for targets that are designated for inclusion in the arrangement in order to transfer a combined item to the customer in the form of certain exosome-based constructs from which product candidates can be derived. As such, the Company had treated the Research License Promise and Research Services Promise as a combined performance obligation. Each of the material right promises had been deemed a distinct performance obligation due to their nature as specified in ASC 606. Therefore, the Company had identified the following six performance obligations in connection with its obligations under the Sarepta Research Agreement:

•
Combined performance obligation comprising the Research License Promise and Research Services Promise (the Research License and Services Performance Obligation)
•
Material rights associated with Sarepta’s option to obtain a Development and Commercialization License and related preclinical development services and manufacturing for each Research Target (the Material Right Performance Obligation: Research Target #1, Material Right Performance Obligation: Research Target #2, Material Right Performance Obligation: Research Target #3, Material Right Performance Obligation: Research Target #4 and Material Right Performance Obligation: Research Target #5, respectively)

At inception of the Sarepta Research Agreement, the Company determined that the aggregate transaction price totaled approximately $18.0 million which comprises: (i) $7.0 million up-front payment, (ii) $3.0 million up-front research services prepayment, and (iii) $8.0 million related to the estimate of cost reimbursements to be received for activities performed under the Research Plan. The Company estimates the amount of variable consideration to which it expects to be entitled associated with cost reimbursements using the most likely amount method. The Company will update its assessment of the estimated transaction price, including a reevaluation of the constraint, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Amounts that may become due under the Collaboration Agreement and the associated option exercise fee have been excluded from the measurement of the transaction price.

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

Amounts allocated to the Research License and Services Performance Obligation are recognized as revenue over time commensurate with the term of the Research Plan using a proportional performance model which depicts the Company’s performance in transferring control to the customer. The Company has concluded that it will utilize a cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation as the underlying services are provided. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research program. These costs consist primarily of internal full-time equivalent effort and third-party costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgement is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the program will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. As of September 30, 2021, there were no significant change in the Company’s assumptions or estimates related to the costs to complete. Amounts allocated to the Research License and Services Performance Obligation will be recognized over the term of the Research Plan. Amounts allocated to each of the Material Right Performance Obligations will be recognized as revenue upon the earlier of when: (i) the option is exercised wherein the future goods and/or services are transferred or (ii) the option expires. As of September 30, 2021, all of the material rights are outstanding as none of the material rights have either been exercised or have expired.

The aggregate amount of the transaction price allocated to the Research License and Services Performance Obligation that was unsatisfied, as of September 30, 2021 was $4.7 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of September 30, 2021 was $7.0 million, which will be recognized as revenue during the fourth quarter 2021 as the option will be considered to have expired as of December 3, 2021, the effective contract termination date. There was no impact to the financial statements for the period ended September 30, 2021 as a result of this decision.

During the three and nine months ended September 30, 2021, the Company recognized $1.0 million and $4.0 million of revenue associated with the Sarepta Research Agreement, respectively. The Company recognized $0.8 million of revenue related to the Sarepta Research Agreement during the three and nine months ended September 30, 2020. As of September 30, 2021, there was $7.0 million of deferred revenue related to the Company’s collaboration with Sarepta which is classified as current in the accompanying condensed consolidated balance sheet based on the expected recognition during the fourth quarter of 2021, in-line with the agreement's effective termination date. As of December 31, 2020, there was $7.7 million of deferred revenue related to the Company’s collaboration with Sarepta which is classified as current or long-term in the accompanying condensed consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services. During the three and nine months ended September 30, 2021, the Company incurred $1.0 million and $4.0 million of costs associated with its obligations under the Sarepta Research Agreement, respectively. The Company incurred $0.8 million of costs associated with its obligations under the Sarepta Research Agreement during the three and nine months ended September 30, 2020, respectively.

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

Under the terms of the MDACC License Agreement, the Company is responsible for all patent costs incurred by MDACC for the underlying licensed technology in excess of $1.5 million from the effective date of the agreement through February 1, 2021, and for all patent costs incurred or invoiced after this date. As of September 30, 2021, there was no remaining funding provided by MDACC for patent-related costs under the MDACC License Agreement.

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

As of September 30, 2021, no milestones had been achieved, nor had any royalties, sublicensing fees or other contingent payments been incurred under the MDACC License Agreement. The Company did not make any payments to MDACC for the three and nine months ended September 30, 2021 and 2020 with respect to the MDACC License Agreement.

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

The Company has certain diligence obligations under the Kayla License Agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval. The Company is also obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of the Company’s common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the US, the EU and Japan. Such payments will be expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved. Additionally, the Company is obligated to pay to Kayla a percentage of the payments that the Company receives from sublicensees of the rights licensed to it by Kayla, excluding any royalties. This percentage varies from single digits to low double digits. The first milestone was achieved upon the first dosing of exoSTING to the first subject in the Company’s Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was paid as of December 31, 2020. As of September 30, 2021, no other milestones had been achieved.

The Company is obligated to pay to Kayla tiered royalties ranging from low single-digits to mid-single-digits based on annual net sales by the Company, its affiliates and its sublicensees of licensed products. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. The Company may terminate the Kayla License Agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. The Company or Kayla may terminate the Kayla License Agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof. As of September 30, 2021, no royalties, or other contingent payments had been incurred under the Kayla License Agreement.

13. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(21,702)	$(35,293)	$(53,819)	$(73,708)
Cumulative dividends on redeemable convertible preferred stock	—	(3,457)	—	(10,296)
Net loss attributable to common stockholders	$(21,702)	$(38,750)	$(53,819)	$(84,004)
Denominator:
Weighted average common shares outstanding, basic and diluted	22,325,334	3,020,055	21,599,405	3,008,576
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(12.83)	$(2.49)	$(27.92)

The following common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Series A redeemable convertible preferred stock	—	4,247,153	—	4,247,153
Series B redeemable convertible preferred stock	—	2,633,138	—	2,633,138
Series C redeemable convertible preferred stock	—	2,584,633	—	2,584,633
Outstanding stock options	4,953,272	4,541,345	4,953,272	4,541,345
	4,953,272	14,006,269	4,953,272	14,006,269

14. Subsequent events

On November 1, 2021, the Company and Lonza entered into an Asset Purchase Agreement (the “APA”) pursuant to which to Lonza will acquire the Company’s exosome manufacturing facility and related assets, and sublease the premises, located at 4 Hartwell Place, Lexington, MA. As consideration for the asset purchase, the Company shall receive approximately $65.0 million worth of exosome manufacturing services for its clinical programs for four years. The closing is expected to occur within two weeks of the execution of the APA (the “Closing”). At the Closing, it is expected that certain specialized manufacturing and quality personnel of the Company will become employees of Lonza.

In connection with, and as consideration for the APA, at the Closing, the Company and Lonza shall enter into a Manufacturing Services Agreement (the “MSA”). Pursuant to the MSA, Lonza will become the exclusive manufacturing partner for future clinical and commercial manufacturing of the Company’s exosome products pipeline.

In connection with, and at the Closing, the Company and Lonza shall enter into a Licensing and Collaboration Agreement (the “License”). Pursuant to the License, the Company shall grant Lonza a worldwide, exclusive and sub-licensable license to the Company’s high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field. Pursuant to the License, the Company is eligible to receive from Lonza a double-digit percentage of future sublicensing revenues. The Company shall retain its pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. The companies will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage the strengths of both companies to pursue developments in exosome production, purification and analytics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, or the Quarterly Report, and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions, and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging our deep understanding of exosome biology, we have developed our engineering and manufacturing platform, or engEx Platform, to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. We have utilized our engEx Platform to generate a deep pipeline of engineered exosomes, or engEx exosomes, aimed at treating a broad range of diseases, including oncology, neuro-oncology, and infectious disease and rare disease.

In September 2020, we initiated clinical trials for our lead engEx product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. To our knowledge, exoSTING and exoIL-12 are the first engineered exosomes to enter clinical development. In December 2020 and February 2021, we reported positive results from Part A of our Phase 1 clinical trial of exoIL-12 in healthy human volunteers. In this randomized, placebo controlled, double-blind study, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results also confirmed retention of IL-12 at the injection site and prolonged pharmacodynamic effects. These results in healthy volunteers, which are consistent with our preclinical observations, provide validation of our engEx Platform and one of the founding principles of Codiak—that engineered exosomes can offer the opportunity to tailor therapeutic payloads to provide an active biological response while at the same time limiting unwanted side effects. We also have multiple preclinical and discovery programs of our engEx exosomes that we are or have previously been advancing either independently or through our strategic collaborations with Jazz Pharmaceuticals Ireland Limited, or Jazz, and Sarepta Therapeutics, Inc., or Sarepta.

On October 1, 2021, Sarepta notified us that it was terminating early the two-year Research License and Option Agreement, effective June 17, 2020, between Sarepta and us. The termination will be effective as of December 3, 2021.

On November 1, 2021, the Company and Lonza entered into an Asset Purchase Agreement (the “APA”) pursuant to which to Lonza will acquire the Company’s exosome manufacturing facility and related assets, and sublease the premises, located at 4 Hartwell Place, Lexington, MA. As consideration for the asset purchase, the Company shall receive approximately $65.0 million worth of exosome manufacturing services for its clinical programs for four years. The closing is expected to occur within two weeks of the execution of the APA (the “Closing”). At the Closing, it is expected that certain specialized manufacturing and quality personnel of the Company will become employees of Lonza.

In connection with, and as consideration for the APA, at the Closing, the Company and Lonza shall enter into a Manufacturing Services Agreement (the “MSA”). Pursuant to the MSA, Lonza will become the exclusive manufacturing partner for future clinical and commercial manufacturing of the Company’s exosome products pipeline.

In connection with, and at the Closing, the Company and Lonza shall enter into a Licensing and Collaboration Agreement (the “License”). Pursuant to the License, the Company shall grant Lonza a worldwide, exclusive and sub-licensable license to the Company’s high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field. Pursuant to the License, the Company is eligible to receive from Lonza a double-digit percentage of future sublicensing revenues. The Company shall retain its pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. The companies will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage the strengths of both companies to pursue developments in exosome production, purification and analytics.

We were incorporated and commenced operations in 2015. Since inception, we have devoted substantially all of our resources to developing our engEx Platform, our engEx product candidates and engEx exosomes, clinical and preclinical candidates; building our intellectual property portfolio, process development and manufacturing function; business planning; raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of our common stock and redeemable convertible preferred stock, and our term loan facility with Hercules Capital, Inc., or Hercules, and our collaborations with Jazz and Sarepta. As of September 30, 2021, we raised an aggregate of $168.2 million through the issuance of our redeemable convertible preferred stock, net of issuance costs, $24.6 million from our term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 5,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering, pursuant to which we issued and sold 3,162,500 shares of our common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses.

We have not generated any revenue from product sales and do not expect to do so for several years, and may never do so. We advanced our first two engEx product candidates, exoSTING and exoIL-12, into clinical trials in September 2020. All of our other engEx exosomes are still in preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our engEx product candidates. Since our inception, we have incurred significant losses, including net losses of $91.7 million and $78.0 million for the years ended December 31, 2020 and 2019, respectively. During the nine months ended September 30, 2021, we incurred a net loss of $53.8 million. As of September 30, 2021, we had an accumulated deficit of $341.9 million. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
•
hire additional clinical, scientific, manufacturing, and general and administrative personnel;
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

We expect that our existing cash and cash equivalents as of September 30, 2021 of $98.6 million will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect. Our future viability beyond the next 12 months is dependent on our ability to raise additional capital to fund our operations during that time frame. See ‘‘—Liquidity and capital resources’’ for further information.

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

In January 2019, we entered into a Collaboration and License Agreement with Jazz, pursuant to which we granted Jazz an exclusive, worldwide, royalty-bearing license to use our engEx Platform for the purposes of developing, manufacturing and commercializing exosome therapeutic candidates directed at up to five targets. In April 2021, we and Jazz mutually agreed to discontinue our work on STAT3, one of five oncogene targets subject to the Collaboration and License Agreement. On June 30, 2021, Jazz formally nominated the fifth collaboration target, ahead of the contractual deadline of July 2, 2021. In June 2020, we entered into a Research License and Option Agreement with Sarepta, pursuant to which we received funding to conduct collaborative research, and provided Sarepta with options to obtain exclusive licenses for exosome therapeutic candidates directed at up to five targets. On October 1, 2021, Sarepta notified us that it was terminating early the two-year Research License and Option Agreement, effective June 17, 2020, between Sarepta and us. The termination will be effective as of December 3, 2021. In the future, we expect substantially all of our revenue to be generated from our collaboration with Jazz and any other collaboration and license agreements we may enter into going forward.

During the three and nine months ended September 30, 2021, we recognized of $0.1 million and $11.2 million of revenue, respectively, under to our Collaboration and License Agreement with Jazz. During the three and nine months ended September 30, 2020, we recognized $0.2 million and $0.5 million of revenue, respectively, under our Collaboration and License Agreement with Jazz. As of September 30, 2021 and December 31, 2020, we had $43.7 million and $55.0 million, respectively, of deferred revenue with respect to our Collaboration and License Agreement with Jazz. During the three and nine months ended September 30, 2021, we recognized $1.0 million and $4.0 million of revenue related to the Sarepta Research Agreement. During the three and nine months ended September 30, 2020, the Company recognized $0.8 million under the Sarepta Research Agreement. As of September 30, 2021 and December 31, 2020, we had $7.0 million and $7.7 million of deferred revenue in connection with the Research License and Option Agreement with Sarepta.

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

The following table reflects our research and development expenses for each period presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
	(In thousands)
exoSTING	$1,370	$18,676	$3,534	$21,365
exoIL-12	599	430	1,978	2,935
engEx Platform	3,404	3,123	12,112	11,738
Personnel-related (including stock-based compensation)	6,874	5,635	20,091	16,242
Other research and development expenses	3,220	2,776	9,721	8,373
Total research and development expenses	$15,467	$30,640	$47,436	$60,653

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we conduct clinical trials for our lead engEx product candidates, exoSTING and exoIL-12, continue to discover and develop additional engEx product candidates, continue to invest in manufacturing technologies, enhance our engEx Platform, expand into additional therapeutic areas and incur expenses associated with hiring additional personnel to support our research and development efforts.

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
•
our ability to maintain our collaborative arrangement with Jazz and earn milestone payments thereunder;
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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our engEX product candidates, if approved. We also expect to continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

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

Income taxes

Since our inception in 2015, we have not recorded any US federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of $137.6 million and $138.1 million, respectively, which may be available to offset future taxable income. During the year ended December 31, 2020, we generated a federal net operating loss of $101.2 million, which has an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and our state net operating loss carryforwards as of December 31, 2020 would begin to expire in 2035. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $8.3 million and $3.9 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively. During the three and nine months ended September 30, 2020, the Company recorded no income tax benefits for the net operating losses incurred or research and development tax credits earned in each interim period due to its uncertainty of realizing a benefit from those items.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to our income tax provision for the three and nine months ended September 30, 2021, or net deferred tax assets as of September 30, 2021 since we have not recorded any US federal or state income tax benefits for the net losses incurred in any period due to our uncertainty of realizing a benefit from those items.

Results of operations

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$1,157	$954	$15,238	$1,275
Total revenue	1,157	954	15,238	1,275
Operating expenses:
Research and development	15,467	30,640	47,436	60,653
General and administrative	7,186	5,342	20,711	13,933
Total operating expenses	22,653	35,982	68,147	74,586
Loss from operations	(21,496)	(35,028)	(52,909)	(73,311)
Other income (expense):
Interest expense	(689)	(607)	(2,091)	(1,196)
Interest income	4	4	18	246
Other income	479	338	1,163	553
Total other expense, net	(206)	(265)	(910)	(397)
Net loss	$(21,702)	$(35,293)	$(53,819)	$(73,708)

Comparison of the three months ended September 30, 2021 and 2020

Collaboration revenue

Collaboration revenue increased by $0.2 million from $1.0 million for the three months ended September 30, 2020 to $1.2 million for the three months ended September 30, 2021. This increase is the result of $0.3 million of additional revenue recognized during the three months ended September 30, 2021 when compared to the same period in 2020, under the now-terminated Research License and Option Agreement with Sarepta. The increase in Sarepta revenue recognized during the three months ended September 30, 2021, when compared to the same period in the previous year, is the result of an increase in program activity during the three months ended September 30, 2021, as the Sarepta Research License and Option Agreement started in July 2020. The increase in Collaboration revenue driven by Sarepta, was partly offset by a less than $0.1 million decrease in revenue of recognized under the Jazz Collaboration Agreement during the three months ended September 30, 2021, when compared to the three months ended September 30, 2020.

Research and development expense

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020, along with the changes in those items (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
exoSTING	$1,370	$18,676	$(17,306)	-93%
exoIL-12	599	430	169	39%
engEx Platform	3,404	3,123	281	9%
Personnel-related (including stock-based compensation)	6,874	5,635	1,239	22%
Other research and development expenses	3,220	2,776	444	16%
Total research and development expenses	$15,467	$30,640	$(15,173)

Research and development expenses decreased $15.2 million from $30.6 million for the three months ended September 30, 2020 to $15.5 million for the three months ended September 30, 2021.

The decrease in research and development expenses was primarily attributable to the following:

•
$17.3 million decrease in exoSTING costs was driven primarily by a milestone payment of $17.7 million triggered under our license agreement with Kayla Therapeutics in September 2020. This decrease was partially offset by an increase in clinical trial expenses as the program entered the clinical stage in September 2020;

•
$1.2 million increase in personnel-related costs primarily driven by an increase in headcount to support increased research and development activities;
•
$0.4 million increase in other research and development costs, including rent, depreciation, and other miscellaneous costs;
•
$0.3 million increase in engEx Platform expenses driven by increased contractor costs, partially offset by decreased laboratory expenses and manufacturing expenses; and
•
$0.2 million increase in exoIL-12 related expenses driven by increased manufacturing costs.

General and administrative expense

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020, along with the changes in those items (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
Professional fees	$1,476	$1,776	$(300)	-17%
Personnel-related (including stock-based compensation)	3,751	2,811	940	33%
Facility-related and other general and administrative expenses	1,959	755	1,204	159%
Total general and administrative expenses	$7,186	$5,342	$1,844

General and administrative expenses increased $1.8 million from $5.3 million for the three months ended September 30, 2020 to $7.2 million for the three months ended September 30, 2021.

The increase in general and administrative expenses was primarily attributable to the following:

•
$1.2 million increase in facility-related and other general business expenses primarily driven by increased corporate insurance costs of being a public company;
•
$0.9 million increase in personnel-related costs primarily driven by an increase in general and administrative headcount to support our overall growth and our transition to becoming a public company; and
•
$0.3 million offsetting decrease in professional fees for intellectual property and business development.

Interest income

There was an immaterial change of less than $0.1 million in interest income between the three months ended September 30, 2020 and the three months ended September 30, 2021. All of our investments were matured as of April 2020. As of September 30, 2021, we did not hold any investments.

Interest expense

Interest expense increased $0.1 million from $0.6 million for the three months ended September 30, 2020 to $0.7 million for three months ended September 30, 2021. The increase was driven by an additional draw down of $15.0 million in July 2020 under our term loan facility with Hercules.

Other income

Other income increased by $0.1 million from $0.3 million for the three months ended September 30, 2020 to $0.5 million for three months ended September 30, 2021. The increase in other income was driven by the annual increase in base rent received from our sublease beginning in the second quarter of 2021.

Comparison of the nine months ended September 30, 2021 and 2020

Collaboration revenue

Collaboration revenue increased by $14.0 million from $1.3 million for the nine months ended September 30, 2020 to $15.2 million for the nine months ended September 30, 2021. This increase was primarily due to our mutual decision with Jazz to discontinue our work on STAT3, one of five oncogene targets subject in our Collaboration and License Agreement with Jazz, during the first quarter of 2021. The Company recognized the remaining $10.9 million in deferred revenue allocated to this target as revenue during the three months ended March 31, 2021. Total revenue recognized under the Jazz Collaboration Agreement increased by $10.7 million when compared to the nine months ended September 30, 2020. Revenue recognized under our Sarepta Research License and Option Agreement increased by $3.2 million between the nine months ended September 30, 2020, and the nine months ended September 30, 2021 due to increased research activity. There was $0.8 million of revenue recognized under the now-terminated Sarepta Research License and Option Agreement during the nine months ended September 2020.

Research and development expense

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020, along with the changes in those items (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
exoSTING	$3,534	$21,365	$(17,831)	-83%
exoIL-12	1,978	2,935	(957)	-33%
engEx Platform	12,112	11,738	374	3%
Personnel-related (including stock-based compensation)	20,091	16,242	3,849	24%
Other research and development expenses	9,721	8,373	1,348	16%
Total research and development expenses	$47,436	$60,653	$(13,217)

Research and development expenses decreased $13.2 million from $60.7 million for nine months ended September 30, 2020 to $47.4 million for the nine months ended September 30, 2021.

The decrease in research and development expenses was primarily attributable to the following:

•
$17.8 million decrease in exoSTING related costs was driven primarily by a milestone payment of $17.7 million triggered under our license agreement with Kayla Therapeutics in September 2020. This decrease was slightly offset by an increase in clinical trial expenses as the program entered the clinical stage in September 2020;
•
$1.0 million decrease in exoIL-12 expenses driven by lower manufacturing and pre-clinical costs, partially offset by increased clinical costs as the program entered the clinical stage in September 2020;
•
$3.8 million increase in personnel-related costs primarily driven by an increase in headcount to support increased research and development activities;
•
$1.3 million increase in other research and development costs, including rent, depreciation, and other miscellaneous costs, primarily due to occupying our new facilities; and
•
$0.4 million increase in engEx Platform expenses driven by increased laboratory and contractor costs, offset by decreased manufacturing costs.

General and administrative expense

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020, along with the changes in those items (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
Professional fees	$3,891	$4,087	$(196)	-5%
Personnel-related (including stock-based compensation)	10,987	7,689	3,298	43%
Facility-related and other general and administrative expenses	5,833	2,157	3,676	170%
Total general and administrative expenses	$20,711	$13,933	$6,778

General and administrative expenses increased $6.8 million from $13.9 million for the nine months ended September 30, 2020 to $20.7 million for the nine months ended September 30, 2021.

The increase in general and administrative expenses was primarily attributable to the following:

•
$3.3 million increase in personnel-related costs primarily driven by an increase in general and administrative headcount to support our overall growth and our transition to becoming a public company;
•
$3.7 million increase in facility-related and other general and administrative expenses primarily driven by increased corporate insurance costs of being a public company; and
•
$0.2 million decrease in professional fees driven primarily by decreases in patent related legal services.

Interest income

Interest income decreased $0.2 million from $0.2 million for the nine months ended September 30, 2020 to less than $0.1 million for the nine months ended September 30, 2021. The decrease in interest income was primarily driven by the maturity of all our investments in April 2020. As of September 30, 2021, we did not hold any investments.

Interest expense

Interest expense increased $0.9 million from $1.2 million for the nine months ended September 30, 2020 to $2.1 million for the nine months ended September 30, 2021. The increase was driven by an additional draw down of $15.0 million in July 2020 under our term loan facility with Hercules.

Other income

Other income increased by $0.6 million from $0.6 million for the nine months ended September 30, 2020 to $1.2 million for the nine months ended September 30, 2021. The increase in other income was driven by rental income received from our sublease beginning in the second quarter of 2020, partially offset by a reduction in the amortization of purchased premiums and discounts associated with our investments during the nine months ended September 30, 2021, as a result of the maturity of all of our investments in April 2020.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our engEx product candidates, which are in various phases of early-stage and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through September 30, 2021 with aggregate net proceeds of $168.2 million from sales of our redeemable convertible preferred stock, $24.6 million from our term loan facility with Hercules, net of issuance costs, and $66.0 million received from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our IPO for net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering for net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses. As of September 30, 2021, we had cash and cash equivalents of $98.6 million.

Hercules Loan Agreement

On September 30, 2019 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the Term Loan Facility) was made available to the Company in four tranches, subject to certain terms and conditions. Ten million of the first tranche was advanced to the Company on the Closing Date and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Under the Loan Agreement, there were three additional tranches made available to the Company of $10.0 million (tranche two), $10.0 million (tranche three), and $30.0 million (tranche four). As of September 30, 2021, tranche two and tranche three had expired under the Loan Agreement.

Upon issuance, the initial advance under the first tranche was recorded as a liability with an initial carrying value of $9.5 million, net of debt issuance costs. The July 24, 2020, advance under the first tranche was recorded as a liability with an initial carrying value of $15.0 million. The initial carrying value of all outstanding advances is accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the loan.

Effective September 17, 2021 (the Amended Closing Date), the Company amended the Loan Agreement with Hercules (the Amended Loan Agreement), increasing the aggregate principal amount available from $75.0 million under the Term Loan Facility to $85.0 million (the Amended Term Loan Facility).

Under the Amended Term Loan Facility, a new third tranche of $10.0 million was established and is available immediately at the Company’s option through December 15, 2021. Tranche four was amended such that the $30.0 million available is now available through the interest only period, subject to future Lender investment Committee Approval. Tranche five of up to $20.0 million was established under the Amended Loan Agreement and is available through September 30, 2023, upon satisfaction of certain clinical milestones. Tranche five is only available in minimum draws of $5.0 million.

Advances under the Amended Term Loan Facility bear interest at a rate equal to the greater of (i) 8.25% plus the Prime Rate (as reported in The Wall Street Journal) less 3.25%, and (ii) 8.25%. The interest only period under the Term Loan Facility was extended from November 1, 2022 to October 1, 2023 under the Amended Term Loan Facility. The Company will now make interest only payments through October 1, 2023. Under the Amended Term Loan Facility, following the interest only period, the Company will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2025, compared to October 1, 2024 under the Term Loan Facility.

The Company may prepay advances under the Amended Loan Agreement, in whole or in part, at any time subject to a prepayment charge (Prepayment Premium) equal to: (i) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Amended Closing Date, (ii) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Amended Closing Date, or (iii) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Amended Closing Date.

Upon prepayment or repayment of all or any of the term loans under the Amended Term Loan Facility, the Company will pay (in addition to any Prepayment Premium) an end of term charge of 5.5% of the aggregate funded amount under the Amended Term Loan Facility. With respect to the first tranche, an end of term charge of $1.4 million will be payable upon any prepayment or repayment.

The end of term charge of $1.4 million, or 5.5% of the $25.0 million of principal advanced under the Term Loan Facility, remains payable at the maturity date under the original term Loan Facility of October 1, 2024. To the extent that the Company is provided with additional advances under the Amended Term Loan Facility, the 5.5% end of term charge will be applied to any such additional amounts, payable on October 1, 2025, the amended maturity date of the Amended Term Loan Facility.

The Amended Term Loan Facility remains secured by a lien on substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed not to pledge or grant a security interest on the Company’s intellectual property to any third party. The Term Loan Facility also contains customary covenants and representations, including a liquidity covenant, whereby the Company is obligated to maintain, in an account covered by Hercules’ account control agreement, an amount equal to the lesser of: (i) 110% of the amount of the Company’s obligations under the Term Loan Facility or (ii) the Company’s then-existing cash and cash equivalents; financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Amended Loan Agreement include, without limitation, and subject to customary grace periods, the following: (i) any failure by us to make any payments of principal or interest under the Amended Loan Agreement, (ii) any breach or default in the performance of any covenant under the Amended Loan Agreement, (iii) the occurrence of a material adverse effect, (iv) any making of false or misleading representations or warranties in any material respect, (v) our insolvency or bankruptcy, (vi) certain attachments or judgments on our assets, or (vii) the occurrence of any material default under certain of our agreements or obligations involving indebtedness. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Amended Loan Agreement.

Historical cash flows

The following table provides information regarding our cash flows for each period presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(52,622)	$(29,491)
Investing activities	(2,913)	53,172
Financing activities	65,204	13,975
Net increase in cash, cash equivalents and restricted cash	$9,669	$37,656

Operating activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

During the nine months ended September 30, 2021, operating activities used $52.6 million of cash, primarily due to a net loss of $ 53.8 million, partially offset by non-cash charges of, $8.1 million for stock-based compensation, $4.2 million for depreciation and amortization, and $0.4 million for non-cash interest expense. Additionally, changes in our operating assets and liabilities primarily consisted of a $12.0 million decrease in deferred revenue, a $1.3 million net increase in accounts payable and accrued expenses, a $0.7 million decrease in our operating lease right-of-use assets, a $0.7 million net increase in prepaid expenses and other current assets, and a $0.9 million decrease in our operating lease liabilities. The change in our deferred revenue was due to activity under our Collaboration and License Agreement with Jazz.

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

Investing activities

During the nine months ended September 30, 2021, net cash used in investing activities was $2.9 million for purchases of property and equipment. During the nine months ended September 30, 2020, net cash provided by investing activities was $53.2 million, consisting of maturities of short-term investments of $73.1 million, partially offset by $19.9 million for purchases of property and equipment to outfit our new office, laboratory and manufacturing spaces.

Financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $65.2 million, driven by our follow-on public offering, completed on February 17, 2021, resulting in aggregate net proceeds of $61.7 million, and $3.5 million resulting from the proceeds from the exercise of common stock options. During the nine months ended September 30, 2020, net cash provided by financing activities was $14.0 million, consisting of $15.0 million in proceeds from an advance drawn down on our long-term debt, partially offset by $1.2 million paid for IPO costs.

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

Based on our current operating plan, we expect our cash and cash equivalents as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for twelve months following the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

On November 1, 2021, the Company and Lonza entered into an Asset Purchase Agreement (the “APA”) pursuant to which to Lonza will acquire the Company’s exosome manufacturing facility and related assets, and sublease the premises, located at 4 Hartwell Place, Lexington, MA. As consideration for the asset purchase, the Company shall receive approximately $65.0 million worth of exosome manufacturing services for its clinical programs for four years. The closing is expected to occur within two weeks of the execution of the APA (the “Closing”). At the Closing, it is expected that certain specialized manufacturing and quality personnel of the Company will become employees of Lonza.

In connection with, and as consideration for the APA, at the Closing, the Company and Lonza shall enter into a Manufacturing Services Agreement (the “MSA”). Pursuant to the MSA, Lonza will become the exclusive manufacturing partner for future clinical and commercial manufacturing of the Company’s exosome products pipeline.

In connection with, and at the Closing, the Company and Lonza shall enter into a Licensing and Collaboration Agreement (the “License”). Pursuant to the License, the Company shall grant Lonza a worldwide, exclusive and sub-licensable license to the Company’s high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field. Pursuant to the License, the Company is eligible to receive from Lonza a double-digit percentage of future sublicensing revenues. The Company shall retain its pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. The companies will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage the strengths of both companies to pursue developments in exosome production, purification and analytics.

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

Commencing on May 18, 2020, we entered into a sublease for 23,280 square feet of our leased space in Cambridge, Massachusetts. The term of the sublease was extended to three years following the sublessee's decision to exercise its option to extend the term for one additional year, effective July 1, 2021. The Company increased the base rent during the option period to reflect a market-based fixed annual rate beginning June 2022. Cash receipts under the sublease are expected to be approximately $1.3 million and $1.8 million for the years ended December 31, 2021, and 2022, respectively, and $0.9 million for the year ended December 31, 2023, excluding reimbursement for a ratable portion of operating expenses. We remain jointly and severally liable under the terms of the head lease and therefore present the cash payments, inclusive of our obligation under the head lease for the subleased premises. As such, operating lease commitments do not include the expected cash receipts under the sublease. The lease term is now expected to end in May 2023.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 17, 2021, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the nine months ended September 30, 2021.

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

Our Amended Term Loan Facility bears interest at a rate equal to the greater of (i) 8.25% plus the prime rate as reported in the Wall Street Journal less 3.25% and (ii) 8.25%. Accordingly, increases in such prime rate could increase our interest payments under the Term Loan Facility. An increase of 100 basis points in the interest rate of the Term Loan Facility would not have a material impact on our financial position or results of operations.

Foreign currency fluctuation risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2021 or 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or the SEC, on March 17, 2021. There have been no material changes from the risk factors previously disclosed in the Annual Report, except as disclosed below. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information contained in this Quarterly Report on Form 10-Q. If any of the risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Our use of a third party to manufacture our engEx exosomes may increase the risk that we will not have sufficient quantities when needed or at an acceptable cost.

We have made the strategic decision to outsource all manufacturing of our engEx product candidates and engEx exosomes to Lonza Rockland, Inc. (“Lonza”), pursuant to our Manufacturing Services Agreement (MSA), dated as of November 1, 2021, between us and Lonza.

Except for near term commitments with other CMO suppliers, we intend to rely on Lonza to produce our engEx product candidates and engEx exosomes that are being used in our clinical trials. Should Lonza not meet its obligations under the MSA, we may utilize alternative manufacturers. In so doing, we may incur added costs and delays in identifying and qualifying any such alternative suppliers. Although we expect our agreement with Lonza to close as scheduled, we may be unable to conclude our agreement with Lonza. Because exosome therapeutics are a new modality, there may be unforeseen difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

We only recently signed our agreement with Lonza, and Lonza does not have prior experience manufacturing our engEx product candidates and engEx exosomes. If Lonza has difficulty or suffers delays in successfully manufacturing material that meets our specifications, it may limit supply of our product candidates and could delay our clinical trials. In some circumstances, we may need to seek alternative suppliers.

Reliance on Lonza and other potential third-party manufacturers entails additional risks, including:

•
the failure of the third-party manufacturer to comply with applicable regulatory requirements and reliance on third parties for assistance with manufacturing process development, regulatory compliance and quality assurance;
•
manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
•
limitations on supply availability resulting from capacity and scheduling constraints of third parties;
•
the possible breach of manufacturing agreements by third parties because of factors beyond our control;
•
the possible termination or non-renewal of the manufacturing agreements by the third party, at a time that is costly or inconvenient to us; and
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how.

If we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

Additionally, if any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different manufacturer. In this scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We may also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third party manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

If any of our product candidates is approved by any regulatory agency, we intend to utilize Lonza for the commercial production of those products. Should the MSA not close as expected, or should the MSA not continue, we may need to effect arrangements with other third-party contract manufacturers. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

Our failure, or the failure of Lonza or other potential third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product candidates manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs.

Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval, if obtained.

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

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated October 14, 2020.

Issuer Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 3, 2021, Jennifer Wheler, M.D., our Chief Medical Officer, separated from the Company, effective as of November 5, 2021. In connection with her departure, Dr. Wheler will receive severance and other separation benefits set forth in the Company’s Executive Severance Plan, a copy of which was attached as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 7, 2020.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Second Amendment to the Loan and Security Agreement by and between Codiak BioSciences, Inc. and Hercules Capital, Inc., dated September 16, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codiak BioSciences, Inc.

Date: November 4, 2021	By:	/s/ Douglas E. Williams
Douglas E. Williams, Ph.D.
Chief Executive Officer, Director (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer (Principal Financial and Accounting Officer)