Form 10-K
period 2021-12-31
Codiak BioSciences, Inc.
filed 2022-03-10
CIK 1659352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Global Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was $412,718,249.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2022 was 22,493,867.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report in our audited financial statements included in this Annual Report on Form 10-K. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.
•
We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.
•
We are very early in our development efforts. While we have initiated clinical trials of our initial engEx product candidates, it could be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our engEx product candidates are based on a novel therapeutic approach, which makes it more difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.
•
Development of new therapeutics involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs, fail to replicate the positive results from our earlier preclinical studies or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.
•
Positive results from early preclinical studies of our product candidates are not necessarily predictive of any ongoing or future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical and clinical studies of our product candidates in our future clinical trials, we may be unable to successfully develop, obtain regulatory approval and commercialize our product candidates.
•
A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and could cause a disruption to the development of our product candidates.
•
We have been and expect to remain dependent on suppliers for some of our components and materials used to manufacture our engEx exosomes for later stage clinical trials and commercial supply.
•
If Lonza Rockland, Inc., or Lonza, encounters difficulties in manufacturing our engEx product candidates, our clinical trials may be delayed or stopped and we may incur additional costs transferring our production of clinical stage or commercial stage products to alternate contract manufacturing organizations, or CMOs.
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
•
We work with third parties to assist in the conduct of our clinical trials and some aspects of our research and preclinical testing. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

•
If we are unable to maintain our collaborations with Jazz Pharmaceuticals Ireland Limited, or Jazz, or Lonza, or any future collaborations, or our collaborations are not successful, our business could be adversely affected.
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
•
our ability to secure from Lonza, under our manufacturing arrangement with them, sufficient supply of our product candidates for clinical trials or commercial use, if approved;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as a intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging our deep understanding of exosome biology, we have developed our engineering and manufacturing platform, or the engEx Platform, to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. We have utilized our engEx Platform to generate a deep pipeline of engineered exosomes, or engEx exosomes, aimed at treating a broad range of diseases, including oncology, neuro-oncology, infectious disease and rare disease.

In September 2020, we initiated clinical trials of our lead engEx product candidates, exoSTING and exoIL-12, which are being developed to address tumors. In November 2021, we announced that the U.S. Food and Drug Administration, or FDA, cleared our Investigational New Drug Application (IND) for exoASO-STAT6. This will be our first systemically delivered exosome therapeutic candidate. To our knowledge, exoSTING, exoIL-12 and exoASO-STAT6 are the first engineered exosomes to enter clinical development.

In December 2020 and February 2021, we reported positive results from Part A of our Phase 1 clinical trial of exoIL-12 in healthy human volunteers. In this randomized, placebo controlled, double-blind study, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results also confirmed retention of active IL-12 at the injection site and prolonged pharmacodynamic effects. These results in healthy volunteers, which are consistent with our preclinical observations, provide validation of our engEx Platform and one of our founding principles – that engineered exosomes can offer the opportunity to tailor therapeutic payloads to provide an active biological response while at the same time limiting unwanted side effects.

In November 2021, we reported initial data from the first three dose escalation cohorts (0.3 mcg, 1.0 mcg, and 3.0 mcg) enrolled in the Phase 1/2 study of exoSTING. Trial participants (n=11) were administered exoSTING intratumorally and all subjects had received at least two prior therapies prior to study entry, with most (73%) having progressed on cancer immunotherapy with checkpoint inhibitors with antibodies that target key inhibitory receptors on T-cells such as Programmed cell Death 1 (PD-1) or its Ligand (PD-L1). Plasma pharmacokinetic, or PK, measurements of subjects that received exoSTING showed no systemic exposure to the agonist. Further, analyses of available plasma biomarkers indicated a lack of systemic inflammatory cytokines detectable in blood after exoSTING administration. exoSTING appeared to be generally well-tolerated. Blood biomarker assessments conducted post-dosing showed evidence of dose-dependent activation of the STING pathway and Type I INF induction along with CXCL10, indicating activation of the innate immune response. Paired tumor biopsies available from two subjects showed evidence of an adaptive immune response and CD8 effector T cell infiltration into the tumor, as well as an increase in PD-L1 expression. Finally, in subjects evaluable for early signs of antitumor activity (n=8), tumor shrinkage was observed in injected as well as distal, non-injected tumors, in a subset of subjects. These observations provide an early indication that exoSTING may both avoid systemic toxicity as well as generate a systemic anti-tumor immune response.

Enrollment in cohorts 4 (6 mcg) and 5 (12 mcg) of the exoSTING trial is ongoing. Data from all five cohorts including objective response data are expected in the late first half of 2022, which will enable identification of a recommended Phase 2 dose. We also expect to receive safety, biomarker and preliminary pharmacodynamics and efficacy results from the treatment of early stage CTCL patients of our Phase 1 clinical trial of exoIL-12 by the late first half of 2022. Furthermore, we also have multiple preclinical and discovery programs that we are advancing either independently or through our strategic collaboration with Jazz Pharmaceuticals Ireland Limited, or Jazz.

Exosomes are naturally occurring, extracellular vesicles that have evolved as an intercellular messenger system to protect and deliver functional macromolecules, including nucleic acids, proteins, lipids and carbohydrates, between cells. These targeted messengers can transport and protect complex biologically active molecules that can alter the function of recipient cells. The intrinsic immune-silent properties of exosomes, the ability to manipulate cell selectivity, or tropism, through exosome engineering and the ability for exosomes to deliver a broad range of payload options are distinct characteristics that support the potential of exosomes to serve as the foundation of a new class of medicines.

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

Expanding Pipeline of Proprietary Exosome Therapeutic Candidates

One of our lead clinical stage programs, exoSTING, is an exosome therapeutic candidate engineered with our engEx Platform to deliver our proprietary STING agonist while expressing high levels of PTGFRN on the exosome surface to facilitate specific uptake in tumor-resident antigen-presenting cells, or APCs. In September 2020, we initiated our Phase 1/2 clinical trial of exoSTING. We are developing exoSTING for the treatment of multiple solid tumors. We are also exploring the utility of exoSTING in leptomeningeal disease, and may further expand our activities into this area of high unmet need.

exoSTING has demonstrated encouraging preclinical and early clinical activity. In November 2021, we reported initial clinical data from the first three dose escalation cohorts (0.3 mcg, 1.0 mcg, and 3.0 mcg) enrolled in the Phase 1/2 study. PK measurements in the blood of subjects that received exoSTING showed no systemic exposure to the agonist. exoSTING appeared to be generally well-tolerated. Blood biomarker assessments conducted post-dosing showed evidence of dose-dependent activation of the innate immune response. Paired tumor biopsies available from two subjects showed evidence of an adaptive immune response and CD8 effector T cell infiltration into the tumor, as well as an increase in PD-L1 expression. Finally, in subjects evaluable for early signs of antitumor activity (n=8), tumor shrinkage was observed in injected as well as distal, non-injected tumors, in a subset of subjects. Enrollment in cohorts 4 (6 mcg) and 5 (12 mcg) of the exoSTING trial is ongoing. Data from all five cohorts, including objective response data, are expected in the late first half of 2022, which will enable identification of a recommended Phase 2 dose.

Our other clinical stage program, exoIL-12, is an exosome engineered using our engEx Platform to display IL-12 in a fully active form on the surface of the engEx exosome. PTGFRN is used as a scaffold to display IL-12 on the exosome surface which enables engagement of the IL-12 receptor on immune effector cells. We are initially focused on cutaneous T cell lymphoma, or CTCL where previous studies with rIL-12 have shown this tumor to be responsive to treatment. In December 2020 and February 2021, we reported positive results from the healthy human volunteer portion of our Phase 1 clinical trial of exoIL-12. In this randomized, placebo controlled, double-blind study, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results confirmed the desired localization and retention of IL-12 at the injection site for at least 24 hours, as well as prolonged the production of T cell attractant chemokine IP-10 for 8-15 days depending upon dose. These results are consistent with our preclinical testing and confirm exoIL-12’s target product profile of local drug retention at the injection site, prolonged local pharmacodynamic activity, and lack of systemic IL-12 exposure. We have initiated the next portion of the Phase 1 clinical trial, in which we are evaluating the safety and efficacy of exoIL-12, in CTCL patients at the optimal starting dose of 6 µg administered every other week, which we believe to be the optimal dose based upon prior healthy volunteer data. We expect to see safety, biomarker and preliminary clinical efficacy results in CTCL patients by the late first half of 2022.

Our third clinical stage program, exoASO-STAT6, is an exosome engineered using our engEx Platform to overexpress PTGFRN to selectively target uptake in M2-polarized tumor-associated-macrophages, or TAMs. The drug modality carried by exoASO-STAT6 is an antisense oligonucleotide, or ASO, targeting the STAT6 transcription factor and is linked to the exosome surface. We plan to initially develop exoASO-STAT6, which we believe has unique profile because of its single agent preclinical activity, for primary cancers of the liver. In November 2021, we announced that the FDA had cleared our IND for exoASO-STAT6 which will allow us to begin dosing study subjects in the first half of 2022.

We have entered into a strategic collaboration with Jazz to initiate new programs and bolster our engEx Platform, while retaining meaningful economics and commercialization rights. Our collaboration with Jazz is focused on the research, development and commercialization of exosome therapeutics to treat cancer, directed at up to five targets to be developed using our engEx Platform. As part of the agreement, Jazz paid us an upfront payment of $56.0 million. We are eligible to receive up to approximately $200.0 million in milestone payments per target plus tiered royalties on worldwide sales.

Pursuant to our Manufacturing Services Agreement with Lonza, which closed on November 15, 2021, Lonza became our exclusive manufacturing partner for future clinical and commercial manufacturing of our exosome products pipeline. We and Lonza also entered into a Licensing and Collaboration Agreement, or the License. Pursuant to the License, we granted Lonza a worldwide, exclusive and sub-licensable license to our high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field. Pursuant to the License, we are eligible to receive from Lonza a double-digit percentage of future sublicensing revenues. We will retain our pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. We and Lonza will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage our combined strengths to pursue developments in exosome production, purification and analytics.

We previously had a research collaboration with Sarepta Therapeutics, Inc. or Sarepta, which was terminated effective as of December 3, 2021. As part of the agreement, Sarepta paid us an upfront payment of $10.0 million and provided funding for activities conducted under the research collaboration. Upon termination, the rights previously granted to Sarepta reverted to us.

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

Our strategy

Our vision is to establish Codiak as a leader in the emerging field of exosomal therapeutics by building a fully integrated biopharmaceutical company utilizing our novel engEx Platform to pioneer the discovery, development and commercialization of engineered exosome therapeutics that can have a transformative impact on the treatment of a wide spectrum of diseases with high unmet medical need. To achieve our vision, we are executing a strategy with the following key elements:

•
Establish engineered exosomes as a new and important class of biologic medicines for the treatment of a broad range of diseases. We have developed our engEx Platform to expand upon the innate properties of exosomes to pioneer a new class of medicines. Our deep understanding of the biodistribution of both natural and our engEx exosomes and our ability to engineer the exosome surface to incorporate various complex macromolecules, enables us to direct our engEx exosomes to specific cell types across various routes of administration. We believe this ability to purposely direct the tropism of our engEx exosomes expands the opportunities and applications of our engEx Platform to a much wider group of cells within the body than other delivery approaches. We believe the versatility of our engEx Platform may enable us to treat a broad range of diseases and establish ourselves as a differentiated leader in this emerging field. We also believe that our initial product candidates now in clinical development demonstrate the potential of the engEx Platform to engineer, manufacture, develop and administer novel therapeutic drugs to address diseases of high unmet need in ways which are unique from other approaches.
•
Advance our wholly owned engEx product candidates through clinical development. We believe our initial engEx product candidates, exoSTING and exoIL-12, have the potential to address significant unmet medical needs. We initiated clinical development of exoSTING and exoIL-12 in September 2020 for the potential treatment of a variety of solid tumors. We expect to initiate clinical development of exoASO-STAT6 in the first half of 2022 for the treatment of a variety of solid tumors. We believe these engEx product candidates have significant differentiation from competitive programs and plan to advance these engEx product candidates through clinical development and regulatory approval toward commercialization in order to bring these potential therapies to patients in need.
•
Utilize our engEx Platform to develop additional novel engEx product candidates to address a broad range of indications and therapeutic areas. We plan to advance our ongoing engEx development programs, identify new development programs within the drug modalities currently supported by our engEx Platform and work to unlock the potential of our engEx Platform to incorporate new drug modalities into our engEx exosomes. In December 2021, we presented research from our exoVACC pan-coronavirus program at the World Vaccine and Immunotherapy Congress. We intend to leverage our technology and insights to develop treatments and vaccines for a number of severe or life-threatening diseases across multiple therapeutic areas where we believe engEx product candidates can have a transformative impact.
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

•
Maintain our competitive advantage as a leader in manufacturing engineered exosomes through our strategic relationship with Lonza. Since our inception, we have made significant investments in our engineered exosome manufacturing capabilities as we recognized that being able to manufacture engineered exosomes reproducibly and at scale to state-of-the-art pharmaceutical standards would be critical to harnessing exosomes to develop novel exosome therapeutics. Using our proprietary manufacturing technologies, we have successfully produced clinical material for our initial exosome therapeutic candidates. On November 1, 2021 we announced our strategic decision to outsource all manufacturing of our engEx exosomes to Lonza, pursuant to our Manufacturing Services Agreement, and to collaborate with Lonza on the further development of our manufacturing platform under the Center of Excellence established by the two companies. We believe that the collaboration with Lonza establishes a clear pathway ultimately to the commercial scale manufacturing of our engEx products candidates for us as well as our present and future partners.
•
Selectively execute strategic collaborations to maximize the potential of our engEx Platform. Given the breadth of opportunities for exosome-based therapeutics and the versatility of our engEx Platform, we may enter into additional corporate and academic collaborations intended to advance and accelerate our engEx development programs, expand into new therapeutic areas and enhance the capabilities of our engEx Platform. We have entered into a strategic collaboration with Jazz to initiate new programs and broaden our engEx Platform, while retaining meaningful economics and commercialization rights. We have also partnered with world-class academic labs, including The Ragon Institute of MGH, MIT and Harvard, and Washington University in St. Louis, to explore the potential of our engEx Platform to generate therapeutics as well as preventative vaccines in oncology, infectious disease and viral pandemics.

Our pipeline

Our engEx Platform has generated a broad pipeline of engEx product candidates that we believe can have a transformative impact on the treatment of a wide spectrum of diseases with high unmet medical need, including in oncology, neuro-oncology, neuromuscular disease, infectious disease and rare disease.

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
•
Provide Scalable and Reproducible Manufacturing. We have developed and, through our relationship with Lonza, are utilizing our proprietary manufacturing capabilities to enable flexible, scalable and reproducible production of engEx exosomes that we believe can overcome the challenges experienced in earlier attempts to manufacture exosome therapeutics and can expedite our planned clinical programs.

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

We have explored the distribution and cellular uptake of exosomes with numerous administration routes including intravenous, intra-peritoneal, oral, sub-cutaneous, intratumoral, intra-ocular, intra-muscular, inhaled, intra-cranial and intrathecal. Through this experimentation, using proprietary exosome identification and localization techniques developed at Codiak, we have confirmed that we can selectively target specific cell types—purposely direct the tropism of our engEx exosomes—in various tissues by engineering the surface proteome of the exosome. Our strategy involves matching the engineered or natural tropism for specific cell types with compartmental dosing—delivery to specific body compartments—for targeted delivery of our drug payloads. We believe we enhance the therapeutic index in this way by increasing target engagement and reducing the potential for off-target effects. Our preclinical studies and early clinical data have demonstrated selective delivery and pharmacodynamic effects of our engEx product candidates across multiple routes of administration. We believe these data highlight the flexibility and wide range of dosing options available to potentially facilitate the drugging of historically challenging targets by our engEx exosomes.

Customization of Exosome Pharmacokinetics with Compartmental Dosing and Cell Tropism

Engineered Exosome	Organs	Cell Types	Route of Admin
PTGFRN-Exosomes	Liver Spleen Bone Marrow	• Tumor Associated Macrophages (M2) • APCs (DCs) • Kupffer • Liver sinusoidal endothelial cells (LSECs) • Myeloid Derived Suppressor Cells (MDSCs) • Monocytes • Marginal Zone Macrophages • Bone Marrow Macrophages	IV
	Lung	• Alveolar Macrophages • Pneumocytes I & II	IN
	Draining Lymph Node	• Sub Capsular Macrophages • Sub Capsular DCs	IM
	Peritoneum Lymphatics PDAC	• Peritoneal Macrophages • Tumor cells	IP
	Tumor	• Dendritic Cells (DCs) • Macrophages • Tumor cells	IT
	CNS	• Meningeal macrophages	ITh
IL-12 Exosome CD3 Exosome	Tumor	• T-Cells • NK-Cells	IT
CD22 Exosome	Liver Spleen Bone Marrow	• B-Cells	IV

Systemic, Intravenous (IV) dosing of PTGFRN exosomes targets tissue resident immune cells including immunosuppressive macrophages (M2) and antigen presenting cells such as dendritic cells (DCs), cells mediating tolerance such as LSECs and other macrophages in liver, spleen and bone marrow to enable immune modulation. Compartmental administration of PTGRN exosomes intra nasally (IN) can be detected in lung resident macrophages and pneumocytes. Intramuscular (IM) dosed PTGFRN exosomes engage tissue resident innate immune cells and also drain to regional lymph nodes to interact with antigen presenting cells. Intrathecal (ITh) administration of PTGFRN exosomes enable targeting meningeal macrophages and antigen presenting cells in the CNS. Intratumoral (IT) administration enables targeting tumor resident antigen presenting cells such as DCs and macrophages as well as tumor cells. Intra-peritoneal administration enables targeting Immune cells via the lymphatics and tumors such as Pancreatic Adeno Carcinoma in the peritoneum. Direct injection into the macrophage poor compartment of the brain and eye shows uptake into neurons.

Manufacturing

Our proprietary manufacturing process is based on advanced biochemical engineering principles and is supported by a comprehensive set of methods for analytical characterization of both process and product. Our process format and technologies are designed to support scaling up or down to meet the demands of large or small patient populations, respectively. We have manufactured and released GMP engEx exosomes for our first three clinical programs, exoSTING, exoIL-12 and exoASO-STAT6, from contract manufacturing organizations, or CMOs, and our clinical manufacturing facility using our production technology, which we believe is sufficient to support all phases of planned clinical development.

We developed, from the ground up, a robust and reproducible exosome manufacturing process, capable of large-scale operation, high productivity, purity and quality, assuring compliance with regulatory requirements, such as GMP. As illustrated below, our approach, which we have licensed to Lonza pursuant to our agreement with them, more closely resembles a well-established monoclonal antibody manufacturing process as compared to the small-scale conventional exosome production method.

Comparison of Large-Scale Manufacturing Technology with Conventional Exosome Production Methods

The figure above compares the large-scale manufacturing platform to the conventional method for producing exosomes. Our large-scale manufacturing platform starts with a well-characterized GMP bank of an engEx human cell line. The cells are expanded and transferred to an industrial scale bioreactor and cultured at high cell density in chemically defined media. The exosome-containing harvest is processed in a sequence of advanced chromatography and filtration steps to high purity. Each production run generates a large amount of GMP material that is ready for further processing to final vial fill. The conventional approach typically utilizes primary human cells grown in adherent T-flask or similar cell culture systems and serum-enriched media. The exosome-containing liquid phase is collected and further processed in a sequence of low-capacity centrifugation steps. Finally, the fraction containing purified exosomes is manually extracted from the centrifuge tubes and stored for further use.

To complement the external manufacturing supply chain, we established a Phase 1/2 clinical manufacturing facility, or CMF, in Lexington, Massachusetts, which commenced operations in the fourth quarter of 2020, and which we sold to Lonza beginning in November 2021 pursuant to the APA. The CMF incorporates our proprietary processes and, once fully operational, will allow for the production of scalable quantities of engEx exosomes for the initial stages of drug discovery through clinical proof of concept studies for ourselves and our collaboration partners. We believe that the CMF and our relationship with Lonza will further reduce time to IND, enhance the speed with which we can incorporate technological advances into the manufacturing process, significantly reduce the costs of GMP manufacturing and strengthen our intellectual property position in the field. Activities at the CMF will cover all steps of the GMP exosome manufacturing process, including cell banking, upstream and downstream operation, exogenous exosome loading and clean up, as well as final vial fill. GMP products have been tested and released in the CMF by a co-located quality control, or QC, lab, including final vial fill. We also believe that the CMF capacity will be sufficient to support the initial stages of drug discovery through clinical proof of concept studies for ourselves and our collaboration partners.

Pursuant to our APA and MSA with Lonza, Lonza has acquired our exosome manufacturing facility and related assets and became the exclusive manufacturing partner for future clinical and commercial manufacturing of our exosome products pipeline. Additionally, pursuant to the License with Lonza, we granted Lonza a worldwide, exclusive and sub-licensable license to our high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field, and a worldwide, non-exclusive and sub-licensable license to such intellectual property for non-therapeutical uses outside the contract development and manufacturing field. We have retained our pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. We and Lonza will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage the strengths of both companies to pursue developments in exosome production, purification and analytics.

We believe that the manufacturing process has overcome the historical challenges associated with exosome production in all critical technical areas, including cell source, cell culture and purification. Key competitive advantages of the manufacturing process versus conventional methods include:

•
utilization of well-characterized human cell line instead of primary cells,
•
high productivity cell culture in industrial scale bioreactors instead of low-density adherent culture, and
•
advanced purification technology instead of complex sequence of centrifugation steps.

The integration of these novel technologies into an optimized manufacturing process yields several major advantages:

•
reproducibility and robustness with 100% success rate for development runs of large-scale GMP production campaigns to date,

•
platform process significantly enhancing speed and reducing CMC risks,

•
high degree of scalability,
•
low contamination risks with process based on a single-use (disposable), closed and aseptic operation,
•
transferability,
•
high product quality,
•
manufacturing cost expected to be similar to other biologics, and
•
we believe it enables significant reduction in time to IND.

Our programs

Our versatile engEx Platform has allowed us to develop several engEx therapeutic candidates that may be capable of treating diseases in a wide range of organs or tissues. We have initiated programs across multiple therapeutic areas with the goal of developing and delivering life changing medicines in diseases characterized by significant unmet need.

Our oncology programs

We believe our engEx Platform has broad therapeutic potential across a range of both solid tumors and hematological cancers. Our initial engEx product candidates focus on two well-validated pathways in oncology, STING agonism and IL-12-engagement. We advanced both candidates into clinical trials in September 2020. In November 2021, we announced that the FDA cleared our IND for exoASO-STAT6, our third engEx clinical candidate. We also have multiple preclinical research programs that explore the applicability of our engEx exosomes across various pathways, drug modalities and cancer indications with high unmet need.

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

We are developing exoSTING for the treatment of multiple solid tumors with low levels of T cells and enriched in the target APCs, initially focused on metastatic HNSCC, TNBC, cSCC and ATC. We believe there are approximately 90,000 patients annually in the US with these cancers. exoSTING, which we believe has a best-in-class profile, has demonstrated encouraging preclinical activity. In September 2020, we initiated a Phase 1/2 clinical trial of exoSTING. In November 2021, we reported initial data from the first three dose escalating cohorts (0.3 mcg, 1.0 mcg, and 3.0 mcg) enrolled in the Phase 1/2 study of exoSTING. Trial participants (n=11) were administered exoSTING intratumorally and all subjects had received at least two prior therapies prior to study entry, with most (73%) having progressed on checkpoint inhibitors. PK measurements of subjects that received exoSTING showed no systemic exposure to the agonist. Further, analyses of available plasma biomarkers indicated a lack of systemic inflammatory cytokines detectable in blood after exoSTING administration. exoSTING appeared to be generally well-tolerated. Blood biomarker assessments conducted post-dosing showed evidence of dose-dependent activation of the STING pathway and Type I INF induction along with CXCL10, indicating activation of the innate immune response. Paired tumor biopsies available from two subjects showed evidence of an adaptive immune response and CD8 effector T cell infiltration into the tumor, as well as an increase in PD-L1 expression. Finally, in subjects evaluable for early signs of antitumor activity (n=8), tumor shrinkage was observed in injected as well as distal, non-injected tumors, in a subset of subjects. Enrollment in cohorts 4 (6 mcg) and 5 (12 mcg) of the exoSTING trial is ongoing. Data from all five cohorts including objective response data are expected in the late first half of 2022, which will enable identification of a recommended Phase 2 dose.

We believe exoSTING may also prove beneficial in certain neuro-oncology indications, such as LMD, should the results of our preclinical investigation support moving forward in those areas. We believe there is also a significant opportunity beyond the initial indications in our Phase 1/2 clinical trial in the numerous myeloid rich solid tumors, which show poor responses to the checkpoint inhibitors, or CPIs. We have generated preclinical data with CPIs and exoIL-12 in combination with exoSTING to further expand options for clinical development with molecules that synergize with or enhance the responses to single agent exoSTING.

exoSTING Design

The figure above illustrates the design of exoSTING. The surface of exoSTING is enriched with PTGFRN (green) to facilitate selective uptake in tumor-resident APCs. The lumen of exoSTING is loaded with our proprietary CDN activator of the STING pathway

Free STING agonists for the treatment of solid tumors and historical challenges

The potential for targeting the STING pathway to elicit anti-tumor responses has been well-validated by several industry-sponsored clinical and preclinical programs investigating free STING agonist, or FSA, molecules. The majority of preclinical and clinical programs targeting the STING pathway to date have administered the FSA molecule, a cyclic di-nucleotide, or CDN, intratumorally, in an attempt to localize innate immune activation to the tumor microenvironment, or TME, where APCs and tumor antigens can be found. However, the ability to utilize FSAs as therapies to activate innate immunity in the TME has generally been hampered by absence of selectivity, poor drug-like activities, a short duration of tumor retention and systemic exposure, causing adverse events.

Injecting increasing doses of FSA intratumorally can cause cell death at the injection site and result in leakage of the FSA out of the tumor and into the blood. It is also likely that the systemic exposure to FSAs and activation of the STING pathway in sites distal to the TME interferes with the establishment of the necessary cytokine/chemokine gradients for productive immune-response to the tumor.

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

We designed exoSTING to specifically target tumor resident APCs after intratumoral administration to mimic natural immune surveillance, which we believe can enhance the therapeutic index within the tumor and achieve systemic anti-tumor immunity, consistent with our preclinical results. We believe that specific delivery of exoSTING to APCs in the TME and retention in the tumor will overcome observed challenges to FSAs delivered intratumorally. This proposed advantage of exoSTING versus FSAs is supported by extensive preclinical data in mice and studies in non-human primates. Our own preclinical studies have further validated the potential of the STING pathway and suggest differentiation compared to the FSAs that are in advanced and early clinical testing by numerous biopharmaceutical companies.

Anti-Tumor Response to exoSTING in Primary

and Distant Tumor Sites vs. free STING Agonist

The figure above shows that significant systemic anti-tumor activity was observed with exoSTING. B16F10 tumor cells were implanted both subcutaneously as well as intravenously. The mice were treated with a FSA or exoSTING on days 5, 8 and 11 at different doses as indicated. Primary tumor growth (left panel) of the subcutaneous tumor was measured. The secondary lung tumor burden was also evaluated on day 17 using histopathology. The number of secondary lung tumor nodules as evaluated by histology and complete tumor elimination (CR) of the lung metastasis is plotted (Right panel). Representative mouse lung images from the FSA and exoSTING group are shown. (Red arrow = tumor cells, green arrow = immune cells, ANL = adjacent lung tissue.) *p<0.05 by one-way ANOVA

exoSTING preclinical data

In our pre-clinical studies using tumor-bearing animal models, we observed that selective delivery of our CDN via exoSTING to APCs in the TME resulted in 100-fold greater activity compared to the FSA alone. exoSTING treatment resulted in significant tumor growth inhibition of not only the injected tumor but the distal non-injected lesions in the lung. In our mouse models, we observed that exoSTING, with the selective delivery of our CDN molecule to APCs in the TME, resulted in superior localized anti-tumor immune-response, indicated by interferon beta, or IFNß, production, T cell attracting chemokine release and influx and preservation/expansion of CD8+ T cells, compared to the delivery of FSAs intratumorally. See the figure below. The pattern of innate immune activation followed by adaptive immunity seen preclinically with exoSTING recapitulates the cadence of events noted for natural immune surveillance.

exoSTING Induced CD8+ T cell Recruitment to the Tumor

The figure above shows the immune histochemistry analysis of B16F10 tumors treated with intratumoral injection of either exoSTING or FSA. Samples were harvested at four hours or 24 hours following the first dose or the second dose of indicated treatment and the tumor samples were stained for macrophages and CD8+ T cells using immunohistochemistry. The left panel shows that injection of exoSTING lead to influx and enhancement of both CD8+ T cells as well as macrophages, whereas injection of FSA failed to recruit these immune cells. The number of CD8+ T cells was quantified and plotted (right panel). A statistically significant increase in number of CD8+ T cells was observed at both four hours and 24 hours following the second dose of exoSTING. In contrast, FSA treatment was not associated with sustained increase in CD8+ T cell infiltration. These results suggest that exoSTING mobilizes T cell infiltration into tumors with low levels of T cells.

Other published preclinical studies involving intratumoral administration of competitor FSAs have generated complex dose response curves with activity at low doses, but lack of anti-tumor immune-responses and systemic immune memory at higher doses. The loss of antitumor activity correlates with doses of FSAs that ablate infiltrating T cells in the tumor. In vitro studies with purified human immune cells showed selectivity of exoSTING uptake into APCs, but not T cells, B cells or NK cells, further demonstrating the cell type selectivity of exoSTING compared to FSAs, which demonstrated promiscuous uptake into immune cells. Therefore, we believe the selective targeting to APCs in the TME we have observed in preclinical studies with exoSTING suggests a substantial advantage, as noted in the figure below.

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

Our good laboratory practice, or GLP, toxicology study in non-human primates supports the target product profile of exoSTING as illustrated by dose dependent injection-site retention with potent local pharmacology and limited systemic exposure. See panel A in the figure below. The tissue retained PK profile of exoSTING was correlated with dose dependent and localized pharmacodynamic, or PD, activity as shown by multifold increments in the T-cell attracting chemokine CXCL10 (also known as IP10) with limited systemic IFNß. See panels B and C in the figure below. Local administration of exoSTING was well-tolerated and no local or systemic adverse events were observed. The highest tested dose of 5 µg (approximately 1.6 µg/kg) was the no-observed adverse event level, or NOAEL.

Pharmacokinetic and Pharmacodynamics of exoSTING in Skin and Blood in Non-Human Primates (NHP)

The figure above shows analyses of PK and PD in NHP following subcutaneous administration of exoSTING. Left panel: A 30-minute NHP skin biopsy (n=10) from the injection site was analyzed for exoSTING levels and compared to exoSTING levels in plasma (n=10). Graph represents Mean with SEM of plasma and skin concentrations of exoSTING demonstrating local retention of the drug. Middle panel: Pharmacodynamic (PD) analysis was performed in skin punch biopsy around the injection sites and corresponding plasma at 24 hours post-dose. Transcriptional profiling analysis of the skin samples demonstrated a dose dependent increase in the T-cell attracting chemokine CXCL10 (also known as IP10). Right panel: In contrast, modest increase in IFN levels was observed in plasma. These data show that retention of exoSTING at the injection site led to local pharmacological activity with minimal leakage into blood circulation.

In addition, our approach to the clinical development of exoSTING has been informed by observations from clinical testing by others of FSAs. For example, clinical trials of FSAs with anti-PD-1 checkpoint inhibitors have shown clinical activity in Parotid Gland tumors, TNBC and ATC and clinical trials using FSAs. However, data from clinical trials of FSAs administered as a monotherapy have only shown relatively minimal activity to date. We believe that the properties of exoSTING as opposed to FSAs will have the potential to improve the likelihood of seeing single agent activity, particularly in these tumor types.

Our Phase 1/2 clinical trial

In September 2020, we initiated a Phase 1/2 clinical trial of exoSTING in the US and UK in patients with advanced/metastatic, recurrent, injectable solid tumors, with a focus on tumors likely to be enriched in the target APCs. Examples of such tumors include HNSCC, TNBC, ATC and cSCC.

In our Phase 1/2 clinical trial of exoSTING, in Part A, we investigated safety, tolerability, pharmacological activity and objective tumor response. Pharmacodynamic and anti-tumor activity were assessed via serial assessment of objective response rate via CT scans and measurement of cancer biomarkers, cytokines, transcriptional profiling analysis in blood and tissue, systemic tumor specific T-cells as well as histological assessment of tumor tissue biopsies for histological response (e.g. T cell infiltration) and biomarkers. Our analyses characterized safety, retention of our CDN molecule, dose response and objective tumor responses and, assuming positive data, should define a dose to advance into potential cohort expansion studies. We plan to enroll expansion cohorts of patients at the recommended Phase 2 dose in Part B of the trial.

Outline of Our exoSTING Phase 1/2 Clinical Trial

The figure above outlines flow of our exoSTING Phase 1/2 clinical trial. The study design is open label and multiple dose cohorts will be investigated using a common oncology “3+3” design. Subjects with injectable solid tumors can be enrolled with particular focus on patients with HNSCC, TNBC, cSCC and ATC. During screening study subjects will have a pre-dose biopsy of the injected tumor lesion(s) as well as CT scanning (imaging) for estimating tumor burden and establishing baseline for assessment of clinical activity. During Cycle 1, exoSTING will be dosed on Days 1, 8 and 15. During Cycle 2, exoSTING will be dosed on Days 1 and 15. From Cycle 3 and onwards, exoSTING will be dosed on Day 1 of each cycle. Safety data and samples will be collected throughout the study. Following start of treatment with exoSTING, serial tumor biopsies are taken on Cycle 1 Day 15 and Cycle 2 Day 15. CT scanning Imaging for assessment of anti-tumor activity via RECIST is done at eight-week intervals throughout the study. Following completion of Part A, the study can transition to Part B with potential early expansion into the initial target indications.

We initiated this trial in September 2020. We have made a number of trial design enhancements to include patients with cutaneous Squamous Cell Carcinoma (cSSC), HNSCC or TNBC for our exoSTING Phase 1/2 program based upon observations from clinical testing of FSAs (ADUS100 and MK 1454) and other intratumoral administered drugs. We believe these enhancements will reduce variability with dosing and optimize the assessment timing for biomarkers to provide robust data to evaluate the single agent activity of exoSTING.

In November 2021, we reported initial data from the first three dose escalating cohorts (0.3 mcg, 1.0 mcg, and 3.0 mcg) enrolled in the Phase 1/2 study of exoSTING. Trial participants (n=11) were administered exoSTING intratumorally and all subjects had received at least two prior therapies prior to study entry, with most (73%) having progressed on checkpoint inhibitors. PK measurements of subjects that received exoSTING showed no systemic exposure to the agonist. Further, analyses of available plasma biomarkers indicated a lack of systemic inflammatory cytokines detectable in blood after exoSTING administration. exoSTING appeared to be generally well-tolerated. Blood biomarker assessments conducted post-dosing showed evidence of dose-dependent activation of the STING pathway and Type I INF induction along with CXCL10 (as shown in the figure below), indicating activation of the innate immune response. Paired tumor biopsies available from two subjects showed evidence of an adaptive immune response and three and 11-fold increase in CD8 effector T cell infiltration into the tumor, as well as an increase in PD-L1 expression as shown in the figure below. Finally, in subjects evaluable for early signs of antitumor activity (n=8), 74 to 77% tumor shrinkage was observed in injected as well as distal, non-injected lesions, in a subset of subjects with Parotid Gland tumor and cSSC. Enrollment in cohorts 4 (6 mcg) and 5 (12 mcg) of the exoSTING trial is ongoing. Data from all five cohorts including objective response data are expected in the late first half of 2022, which will enable identification of a recommended Phase 2 dose.

The figure above illustrates induction of adoptive immune response and reduction on a non-injected lesion in a Parotid Gland tumor patient undergoing exoSTING treatment. The figure shows a 3 fold induction in CD8 T-cells in the tumor biopsy samples collected 6 weeks after exoSTING therapy. Similar induction in PD-L1 was also observed demonstrating effectively adaptive immune response initiation and on-going inflammation in the exoSTING injected tumor.

The figure above illustrates induction of adoptive immune response and reduction on a non-injected lesion in a Parotid Gland tumor patient undergoing exoSTING treatment. The figure shows a 3 fold induction in CD8 T-cells in the tumor biopsy samples collected 6 weeks after exoSTING therapy. Similar induction in PD-L1 was also observed demonstrating effectively adaptive immune response initiation and on-going inflammation in the exoSTING injected tumor.

Our Phase 1/2 study was designed to provide initial data to confirm the expected target product profile as shown above as well as to identify a dose for cohort expansion in select tumors, and/or eventual combination studies. We anticipate selecting our recommended Phase 2 Dose (RP2D) in the late first half of 2022.

Indication expansion opportunities.

Our investigation of exoSTING in LMD would represent a unique area of exploration of this pathway in areas of high unmet need, fits well with standard routes of delivery for drugs in these indications and may provide a potential opportunity for rapid single-agent development should our studies warrant progression into these malignancies.

The incidence of LMD is increasing and it is now being seen with in 5% of all cancer cases (approximately 110,000 cases per year). The most common cancers to involve LMD are breast cancer, lung cancer, and melanomas. A majority of patients with Melanoma, NSCLC and breast cancer develop metastasis in the brain and rapidly succumb to the disease. The Meninges in the brain provides a sanctuary site for the tumor cells to evade immune surveillance and escape from peripheral therapies. LMD is a rapidly progressing and increasingly lethal disease with limited effective therapies. Currently chemotherapy is administered directly into the CSF as a palliative therapy.

In preclinical testing, we have shown that the high M2 resident macrophage population of the meninges can be targeted with intrathecal exoSTING dosing to activate macrophage IFN signaling. Exosomes when administered directly into the CSF can migrate to the Meninges and could provide a significant benefit in treating these patients with LMD. exoSTING administration into the CSF of a mouse melanoma model of LMD demonstrated a significant dose dependent improvement in survival (see below).

The figure above shows the dose dependent survival benefit provided by administration of exoSTING into the cerebrospinal fluid (CSF) in a leptomeningeal tumor pre-clinical model. Mice bearing B16F10-luc melanoma tumors in the meninges was established and exoSTING was administered directly into the CSF via intra-ventricular administration (ICV). This route of administration is routinely used to administer chemotherapy. exoSTING treatment resulted in a significant dose dependent improvement in survival. ****P<0.0001; ***P<0.0005; **P,0.02 Log-Rank (Mantel-Cox) Test.

Furthermore, we believe there is also a significant opportunity beyond the initial indications in our Phase 1/2 clinical trial in the numerous myeloid rich solid tumors, which show poor responses to the CPIs. Combination therapies of exoSTING with CPIs as well as exoIL-12 could be beneficial for the treatment of tumor types that show limited response to CPI therapy. We have evaluated the combination therapy of exoSTING with CPI and exoIL-12 to further expand options for clinical development with molecules that synergize with or enhance the responses to single agent exoSTING.

In preclinical testing, exoSTING treatment in combination with exoIL-12 and anti-PD-1 dramatically decreased the growth of both injected and distal non-injected tumors in a mouse colorectal cancer model (MC38) resulting in significant improvement in survival. These results demonstrate the potential for the combination therapy to further enhance responses in both distal tumors and provide a significant survival benefit.

The figure above illustrates the intratumoral combination therapy (n = 5) of exoSTING and exoIL12 along with anti-PD-1. Survival of triple combination (a) was 100% (*** p=0.0003, ** p=0.0018). No tumors grew following subcutaneous rechallenge with MC38 tumor cells in 100% responders 76 days post original tumor inoculation demonstrating lasting immunological memory

exoIL-12 for the treatment of cancer

Overview

exoIL-12 is an exosome engineered using our engEx Platform to display IL-12 in a fully active form on the surface of the engEx exosome, via PTGFRN, which enables engagement of the IL-12 receptor on immune effector cells. In previous preclinical and clinical studies conducted by others, IL-12 was observed to elicit a significant anti-tumor immune-response as a single agent through activation of T cells, NK cells and macrophages. We are developing exoIL-12 for the treatment of various forms of cancer that contain T cells and NK cells and which have previously shown clinical responses to IL-12 in prior studies with recombinant IL-12, or rIL-12. Development of rIL-12 and other strategies that have attempted to localize IL-12 to the TME have been limited by unwanted systemic exposure to IL-12, which has been associated with serious toxicity, including liver function abnormalities, hematologic toxicity and death. We believe exoIL-12 has the potential to overcome these limitations because of the pronounced localization of IL-12 in the TME with undetectable systemic exposure as seen in our preclinical mouse tumor models and non-human primate, or NHP, studies.

We are developing exoIL-12 for the treatment of solid tumors where engagement of the IL-12 pathway has been well-characterized, such as melanoma, MCC, Kaposi sarcoma and TNBC. We are initially focused on early stage CTCL. exoIL-12, which we believe has a best-in-class profile, has demonstrated encouraging preclinical and now clinical activity. In September 2020, we initiated a Phase 1 clinical trial of exoIL-12. In December 2020 and February 2021, we reported positive results from the single ascending dose portion of our Phase 1 clinical trial of exoIL-12 in healthy volunteers. In this randomized, placebo controlled, double-blind study, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results confirmed the desired localization and retention of IL-12 at the injection site for at least 24 hours, as well as prolonged production of the T cell attractant chemokine IP-10 for eight to 15 days depending upon dose. These results are consistent with our preclinical testing and confirm exoIL-12’s target product profile of local drug retention at the injection site, prolonged local pharmacodynamic activity, and lack of systemic IL-12 exposure. We have initiated the next portion (Part B) of the Phase 1 clinical trial, evaluating the safety and efficacy of exoIL-12, in CTCL patients at the optimal starting dose of 6 µg administered every other week, which we believe to be the optimal pharmacologically active dose based upon the healthy volunteer data from Part A of the trial and prior preclinical data with exoIL-12. We expect to see safety, biomarker and preliminary efficacy results from the repeat dose portion of our Phase 1 clinical trial of exoIL-12 by the late first half of 2022.

We estimate that the initial target patient populations for exoIL-12 represent approximately 19,000 current patients in the US and UK with an annual incidence rate of 3,600 new cases.

exoIL-12 Design

The figure above illustrates the design of exoIL-12. The surface of exoIL-12 is enriched by the type I glycoprotein called PTGFRN (green) with in frame fusion of IL-12 (blue and yellow).

IL-12 and historical challenges

Clinical trials to date investigating rIL-12 in patients with CTCL, melanoma, MCC, Kaposi sarcoma, GBM and TNBC have reported encouraging single agent clinical activity data. However, systemic exposure to IL-12, even at low doses, is associated with substantial toxicities and in some cases, fatalities. Several more recent approaches have been tried to localize IL-12 to the TME via intratumoral administration, including adenovirus gene therapy, messenger RNA and electroporation of plasmid DNA encoding soluble rIL-12. These methods all delivered rIL-12, which is not localized to the TME exclusively, and showed wide variability in the quantity and duration of rIL-12 production, leading to variable degrees of systemic exposure and IL-12 induced toxicity. More recently, an adenovirus vector with a controllable promoter was shown to have promising results in GBM. While intra-patient levels of rIL-12 exposure in the systemic circulation could be managed, inter-patient IL-12 production levels varied widely. These observations suggest the level of localized TME dosing may be highly correlated to more robust tumor responses, the ability to control dose and a potentially better overall adverse event profile resulting from controlled systemic exposure. While rIL-12 has demonstrated an encouraging biological rationale as a viable cancer treatment across multiple tumor settings, its utility has been severely limited due to the historical inability to manage adverse events caused by systemic exposure to rIL-12 or consistently deliver precise local dosing in the TME.

Our approach

We designed exoIL-12 to overcome the therapeutic limitations of rIL-12. exoIL-12 was engineered to display IL-12 on the surface of the exosome using PTGFRN as a scaffold to facilitate potent local pharmacology at the injection site, with precisely quantified doses and to minimize the systemic exposure to IL-12. By displaying IL-12 on the surface of an exosome, and administering the drug intratumorally, we believe exoIL-12 may limit systemic exposure of IL-12 and associated toxicity and therefore potentially demonstrate an enhanced therapeutic index. We expect that exoIL-12 will allow local TME pharmacology without systemic exposure to the drug, with the potential to deliver more robust tumor response, dose control and an improved safety profile, and ultimately unlocking the potential of IL-12 across a group of human tumors already shown to be responsive to rIL-12 in prior studies.

exoIL-12 preclinical data

We have conducted extensive in vitro and in vivo testing of exoIL-12 in animal models. The results in syngeneic tumor models in mice demonstrated that exoIL-12 was approximately 100-fold more potent than rIL-12 despite equipotency in vitro. In vivo rechallenge studies in animals previously treated with exoIL-12 also confirmed the establishment of immunological memory.

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

Pharmacokinetics and Pharmacodynamics of exoSTING in skin and blood in NHP

The figure above shows analyses of PK and PD in NHP following subcutaneous administration of exoIL-12. Left panel: A 30-minute NHP skin biopsy (n=10) from the injection site was analyzed for exoIL-12 levels and compared to exoIL-12 levels in plasma (n=10). Graph represents Mean with SEM of plasma and skin concentrations of exoIL-12 demonstrating local retention of the drug. Middle panel: PD analysis was performed in skin punch biopsy around the injection sites and corresponding plasma following repeat dosing. ELISA analysis of the skin samples demonstrated a dose dependent increase in IFNY related chemokine IP-10. Right panel: In contrast, a modest increase in IP-10 levels was observed in plasma. These data show that retention of exoIL-12 at the injection site led to local pharmacological activity with minimal leakage into blood circulation.

Our Phase 1 clinical trial

We received clearance for our CTA in the UK for exoIL-12 in August 2020 and initiated a Phase 1 clinical trial in September 2020. In addition, we have completed GMP manufacturing of exoIL-12 and vialed material has been released and qualified. Our Phase 1 clinical program for exoIL-12 consists of two parts (Parts A & B) to explore safety, tolerability, PK and PD with a single subcutaneous dose in healthy volunteers (Part A) and a repeat dose study of intra-lesional administered exoIL-12 in stage IA-IIB CTCL patients (Part B).

Outline of Our exoIL-12 Phase 1 Clinical Trial

The figure above outlines the flow of our exoIL-12 Phase 1 clinical trial. Part A of the study was a randomized, placebo-controlled, single ascending dose design in healthy volunteers. exoIL-12 was administered subcutaneously and the study investigated safety and tolerability, as well as PK and PD in blood and within the area of the injected skin. Following completion of Part A in which we identified what we believe to be the optimal pharmacologically active starting dose, 6mg, the study will transition to Part B which will be an open label, “3+3” design, multiple ascending dose study of intra-lesional administration of exoIL-12 in patients with CTCL Stage IA-IIB. During Part B, safety, PK, and clinical activity data will be collected. We intend to assess anti-tumor response at four-week intervals using CAILS and mSWAT scores. We plan to also assess pharmacodynamics in serial blood samples and paired tumor lesion biopsies. Pending the data generated in Parts A and B, we may expand our clinical development of exoIL-12 into multiple other indications, in some of which rIL-12 has proven to have single agent anti-tumor activity, such as TNBC, melanoma, GBM, MCC and Kaposi sarcoma.

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

In December 2020, we reported positive tolerability data from Part A of our randomized, placebo-controlled, double-blind Phase 1 trial of exoIL-12 in healthy human volunteers. Consistent with our expectations and results of our preclinical observations, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. In February 2021, we announced positive pharmacodynamic activity results from Part A of the trial. Results confirmed the desired localization and retention of IL-12 at the injection site for at least 24 hours, as well as prolonged production of the T cell attractant chemokine, IP-10, for eight to 15 days depending upon dose. These results are consistent with our preclinical testing and confirm exoIL-12’s target product profile of local drug retention at the injection site, prolonged local pharmacodynamic activity, and lack of systemic IL-12 exposure. PD measurements including IL-12 receptor-mediated signaling assessed by induction of IP-10 was measured in skin punch biopsies at a 1.5 cm radius from the subcutaneous injection site. Samples were collected immediately prior to dosing (placebo or exoIL-12) and at 24 hours, Day 8 and Day 15 after administration. Results showed detectable IL-12 near the injection site as much as 24 hours post injection at the 6 µg dose. Samples collected at the 8-day and 15-day time points did not have detectable IL-12. In contrast, doses from 1.0 µg to 12 µg (not 0.3 µg) showed significant induction of IP-10 production in the skin detectable for eight to 15 days confirming robust and durable local pharmacology. At the highest 12 µg dose, IP-10 was also detectable in the plasma, but not at any of the lower doses. As noted above, no detectable IL-12 was present in plasma and no drug-related adverse events were observed across the entire dose range. These results confirm the prolonged, local activation of the IL-12 signaling cascade. We have initiated the Part B portion of the Phase 1 clinical trial, described below, evaluating the safety and efficacy of exoIL-12, in CTCL patients at the optimal starting dose of 6 µg administered every other week, which we believe to be the optimal pharmacologically active dose based upon this healthy volunteer data and prior preclinical data with exoIL-12.

Panel A – Plasma IP-10	Panel C – Skin IP-10

Panel B – Plasma IL-12	Panel D – Skin IL-12

Illustrates Pharmacodynamics and Pharmacokinetic results of placebo vs exoIL-12 at the 6 µg dose. Panel A: Shows no difference in plasma IP-10 levels between placebo and exoIL-12 at 6 µg. Panel B: Shows no systemic exposure of IL-12 with exoIL-12 at 6 µg and no difference from placebo. Panel C: Demonstrates local and prolonged production of IP-10 in the skin following exoIL012 at 6 µg vs no changes in IP-10 with placebo. The IP-10 production is durable through Day 8 -15. Panel D: Shows local IL-12 levels in the skin at 24 hours after administration of exoIL-12 at 6 µg.

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

Part B is a multiple ascending dose open label clinical trial of intra-lesional administered exoIL-12 and is being conducted in patients with Stage IA-IIB CTCL (Mycosis fungoides, or MF). Exacerbation or progression of CTCL has been associated with reduction in levels of IL-12 within the tumor lesions. As such, the therapeutic rationale of exoIL-12 is to restore the local deficit of IL-12 and prevent progression. Importantly, rIL-12 used by others as a single agent has been clinically validated in CTCL with previous studies conducted by others reporting an overall response rate of 56%, which included two out of nine complete responses and three out of nine partial responses. A follow-on study in 23 patients with Stage IA, IB or IIA CTCL showed measurable response in 17 out of 23 patients (74%) and duration of effect lasting from three to 45 weeks. The clinical activity of rIL-12 was observed after approximately four to six weeks dosing and we believe the cutaneous nature of the disease enables potential early detection of clinical activity using validated assessment measures specific for CTCL. It has also been observed in the trials of rIL-12 conducted by others that treatment effects can be observed in distal lesions and not just the injected lesion. This is consistent with the anticipated systemic immune-response against the malignant cells, supported by our preclinical mouse models showing development of systemic immunological responses to the tumor.

Part B of our trial is investigating safety and IL-12 exposure as well as local biomarker analysis of gene expression in serial punch biopsy specimens. Furthermore, we plan to assess clinical activity at four week intervals via serial assessment of objective response rate using Olsen criteria and Composite assessment of index lesion severity, or CAILS, and Modified Severity Weighted Assessment Tool, or mSWAT. In addition, we plan to obtain serial blood samples for measurements of cytokines and gene expression, assess local lesional responses by histology and analyze cellular biomarkers. We expect that patients will be able to continue to receive exoIL-12 for as long as they are experiencing clinical benefit. The study is being conducted in the UK. Patient enrollment has been initiated and we anticipate initial biomarker and anti-tumor efficacy results as assessed by CAILs, which has been recognized by the FDA as a precedented endpoint for CTCL approval by the FDA, by late first half 2022.

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

We plan to initially develop exoASO-STAT6 for primary and metastatic cancers of the liver, such as HCC. We estimate there to be approximately 42,000 new patients annually in the US with these cancers. We are also exploring the utility of exoASO-STAT6 in GBM and LMD and may further expand our development efforts into these M2 rich, intractable tumors of the central nervous system, or CNS.

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

Intravenous administration of exoASO-STAT6 enabled selective targeting of STAT6 in the tumor associated macrophages in a pre-clinical model of Hepatocellular Carcinoma (HCC). The selective macrophage targeting mediated by exosome resulted in improved STAT6 silencing in the liver. exoASO-STAT6 monotherapy resulted in significant tumor growth inhibition in this aggressive model of HCC resulting in complete tumor remission in about 50% of the animals. It is important to note that this model is refractory to other macrophage targeting agents such as anti-CSF1R antibody and checkpoint inhibitors such as anti-PD-1. Combination therapy with exoASO-STAT6 and anti-PD1 further enhanced the anti-tumor activity leading to complete tumor remissions in about 75% of the animals. Therefore, we believe that exoASO-STAT6 has potential to be effective as a monotherapy and as a combination therapy with checkpoint inhibitors in the treatment of myeloid rich tumors.

exoASO-STAT6 Reduces mRNA Transcripts for STAT6 and Repolarizes Macrophages from M2 to M1 in vivo

The figure above shows direct injection of CT26 tumors was performed with 15 μg of free ASO or exoASO on Days 8, 10 and 13. After treatment, tumor-associated myeloid cells were isolated using CD11b-positive selection magnetic beads (80% enrichment). Target gene reduction was analyzed by qPCR in total tumor and in tumor CD11b+ cells. Gene expression analysis in tumor myeloid cells was performed by transcriptional profiling using a mouse myeloid panel. The three panels show that exoASO led to selective knockdown of STAT6 in the myeloid cells and that the knockdown leads to down regulation of the M2 marker CSF1R and up regulation of the M1 marker NOS2. ***, P < 0.001 by two-way ANOVA, compared to a scrambled ASO (exoASO-scramble) or free STAT6 ASO. Overall these data demonstrate the ability of the engEx Platform to drug transcription factor biology for reprogramming tumor macrophages for enhanced tumor killing.

A
ASO/iNOS/IBA1
M1
M2
ASO localization
% cells positive for ASO
80
60
40
20
0
***
M1
M2
B
Stat6 mRNA: Liver
Normalized gene expression (mStat6)
1.5
1.0
0.5
0.0
****
PBS
exoASO-STAT6
Free STAT6 ASO

The figure above shows selective targeting of tumor associated macrophages after intravenously (IV) administered exoASO-STAT6 and leading to potent STAT6 mRNA silencing. Panel A shows selective targeting of tumor associated immune-suppressive M2 macrophages by exoASO-STAT6 treatment. 99% of the STAT6 targeting ASO was observed in the tumor resident M2 macrophages as compared to M1 macrophages following IV administration of exoASO-STAT6 in Hepatocellular carcinoma (Hepa 1-6) tumor bearing mice. Panel B shows 80% reduction in STAT6 mRNA expression following 3 doses of exoASOSTAT6 administration. Equivalent dose of free STAT6 ASO treatment resulted in ~35% reduction in STAT6 mRNA levels demonstrating the improved potency and selectivity by exosome mediated delivery. ***P<0.0001 t-test; ****P<0.0001 one-way ANOVA

The figure above shows anti-tumor activity of intravenously administered exoASO-STAT6 and control exosome treatments as single agents and in combination with an anti PD-1 monoclonal antibody evaluated in the orthotopic Hepa1-6 murine hepatocellular carcinoma model. Hepa1-6 tumor cells were surgically implanted in the livers of mice (n=7-8 per group) and the indicated therapeutics were dosed intravenously (starting day 3, every two days for six treatments), while antibody treatments were given intraperitoneally (anti PD-1: twice weekly for four treatments; anti CSF1R: every two days for six treatments). All treatments were terminated on day 16 and tumor burden was determined at the end of the study histologically by scoring of % of macroscopic tumor lesions. exoASO-STAT6 monotherapy and in combination with an anti PD-1 monoclonal antibody resulted in complete tumor remissions (CR) in ≥50% of mice in each group, significantly more than in any other treatment group. (*** P<0.0005; ** P<0.005 one-way ANOVA).

exoASO-STAT6 program status and clinical development plan

We have nominated exoASO-STAT6 to be our third wholly owned engEx product candidate to enter the clinic and in November 2021, we announced that the FDA cleared our IND for exoASO-STAT6. We have manufactured GMP exosomes using our proprietary manufacturing technology to support these activities. We expect to dose the first patient in this clinical study in the first half of 2022.

We plan to initially develop IV administered exoASO-STAT6 for HCC. Patients with high levels of STAT6 mRNA transcripts in their tumors have a worse prognosis, and provides a rationale for this population of HCC patients to be treated with exoASO-STAT6. Following completion of our dose escalation we plan to expand testing to liver metastatic disease in PDAC, CRC and other tumors enriched in M2 macrophages and highly enriched for STAT6 signaling.

Our additional research and preclinical programs

exoVACC: a modular platform for constructing precision vaccines

We believe that our engEx Platform is well-suited to create vaccines that could elicit a potent comprehensive immune response, including antibody and CD8 T cell immunity. We refer to this capability as our exoVACC Precision Engineered Vaccine Technology Platform, or our exoVACC Platform. Our exoVACC Platform is designed to allow us to engineer vaccines to provide simultaneous delivery of antigen(s) and adjuvant to the same APC, with flexibility to display multiple antigens either on the surface or inside the lumen of the exosome. In addition to our ability to use our exoVACC Platform to engineer cells to produce our antigen displaying vaccine candidates, we have developed methods for chemical conjugation of vaccine antigen candidates for rapid screening and potential therapeutic use. We can shape the immune-response by the choice of adjuvant molecules, which typically activate the innate immune-response, including our STING agonist used in exoSTING, toll-like receptor, or TLR, agonists or other adjuvants to tailor the desired immune response. We intend to utilize our exoVACC Platform to develop vaccine candidates that may be useful in infectious disease and cancer settings where the antigens are known.

exoVACC Precision Engineered Vaccine Technology Platform

The figure above describes our exoVACC Platform. By combining our engEx Platform with exogenous loading methods, we have developed a modular platform that allows us to generate custom exosomes for particular vaccine purposes. We have successfully generated exosomes with surface or luminal antigens, expressing targeting ligands against particular antigen presenting cell populations (e.g., anti-Clec9a to target cDC1 cells), expressing co-stimulatory molecules, and have loaded various adjuvants.

We have partnered with The Ragon Institute of MGH, MIT and Harvard to develop vaccines to protect against HIV and SARS-CoV-2 by eliciting a protective immune response. Both HIV and SARS-CoV2 mutate at a very high rate, therefore identifying invariant residues that are structurally constrained is an essential aspect for antigen selection. Our collaborator, Bruce Walker’s laboratory at Ragon Institute has developed a proprietary algorithm to predict T cell epitopes for HIV that are postulated to generate protective immune-responses for the vast majority of patients. A similar approach is used to identify regions of SARS-CoV2 proteome that are structurally constrained and invariant across all the known SARS-CoV2 variants of concern (VOC) but also conserved across the family of beta coronaviruses and the Walker lab has provided those antigen sequences to us under our agreement to construct potential exoVACC candidates. This approach provides a unique opportunity to develop a pan-beta coronavirus vaccine that could protect not only against the current variants but also from future zoonotic transmission of beta-coronaviruses from bats that could happen in the future.

We have developed an exosome-based pan beta-coronavirus vaccine (exoVACC PBCV) that is designed to induce both humoral responses against the SARS CoV-2 and SARS CoV1 receptor binding domain (RBD), and robust mucosal resident memory CD8 T cell responses against a broad range of betacoronavirus (Beta-CoV) family members. exoVACC PBCV is composed of exosomes stably expressing: 1) the SARS CoV-2 and SARS CoV1 receptor binding domain (RBD) on the exosome surface; 2) luminally expressed CD8 T cell peptide antigens against multiple beta-coronaviruses and; 3) our CDN STING agonist adjuvant that induces robust humoral and cellular immune responses. Our SARS-CoV-2 vaccines studies have been supported by a grant application jointly submitted by the Walker lab and Codiak and awarded by Evergrande Foundation.

Using the PTGFRN scaffold, we have stably expressed approximately 300 copies of the SARS CoV-2 RBD on the exosome surface. Our vaccine candidate in preclinical studies shows the development of a potent neutralizing immune response that can neutralize the current SARS-CoV2 variants (VOC). The pan beta-coronavirus CD8 T cell antigens have been identified using a novel protein structure network analysis and HLA I-peptide binding stability assays to identify mutationally constrained residues that are critical for viral infectivity and replication. These CD8 T cell epitopes are conserved among both circulating VOC and across the beta-coronavirus subfamily and, importantly, elicit antigen-specific T cell reactivity in SARS CoV-2 convalescent individuals but much less in SARS CoV-2 naive subjects who have received a mRNA-based vaccine, suggesting they may provide a protective T cell immune response not currently elicited with the current vaccines. These T-cell epitopes have been engineered as a fusion to PTGFRN in the lumen of the exosome. Preclinical studies with our current vaccine candidate demonstrate the induction of a robust T-cell response directed against these epitopes. In summary, we have demonstrated that exoVACC PBCV elicits broadly neutralizing antibodies capable of binding to major SARS-Cov2 variants of concern and elicit tissue resident CD8 T-cell responses broadly reactive against multiple beta-CoV viruses. Therefore, we believe that a combined T and B cell based vaccination strategy may have the best potential to provide durable protection against a broad and evolving family of xenotropic viruses such as the beta-coronaviruses. We expect to further screen additional exoVACC PBCV candidates and identify the most optimal expression of RBD and T-cell epitope that may provide an optimal immune response to protect from infection with multiple beta-coronaviruses.

SARS-CoV-2 exoVACC Example

The figure above describes an example of an exoVACC vaccine candidate for SARS-CoV-2. Our exoVACC Platform is used to engineer exosomes that contain both surface B cell epitopes (e.g., receptor binding domain) as well as luminal highly conserved T cell epitopes. The engineered multifunctional exosome is then exogenously loaded with an adjuvant, such as a CDN STING agonist. The combination of both surface B cell epitopes and luminal T cell epitopes is expected to generate both antibody and cytotoxic T cell responses.

A
exoRBD with luminal T cell antigen
RBD
PTGFRN
Surface
Lumen
T cell antigen
B
% Neutralization
100
50
0
0
2
4
6
8
Week
exoRBD 8µg
exoRBD 2.6µg
exoRBD 1.3µg
rRBD 8µg
rRBD 2.6µg
rRBD 1ug
exosome
C
WT Virus
Delta Variant
% Neutralization
Serum Dilution
0.0001
0.001
0.01
0.1
PBS
rRBD
exoRBD
mRNA Vax
STING ag
D
IFN-γ ELISpot
SFC/ 1x10^6 splenocytes
250
200
150
100
50
0
PBS
rRBD
exoRBD-T
STING ag

The illustration above shows the development of a comprehensive B and T cell mediated immune response following vaccination with our current exoVACC PBCV candidate. Panel A shows our current vaccine construct with SARS-CoV2 RBD fused to the N-terminus of PTGFRN and the conserved T-cell epitopes fused to the C-terminus of PTGFRN. Panel B: Exosome fused RBD (exoRBD) generates significantly higher neutralizing antibody titers as compared to free RBD. Panel C: The serum from mice immunized with exoRBD blocks replication of both WT as well as the Delta variant of SARS-CoV2 virus in a pseudotype virus neutralization assay. Panel C: Demonstrates significantly higher T-cell responses elicited by exoRBD harboring conserved T cell epitopes (exoRBD-T).

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

It has been known for some time that production of various serotypes of AAV is associated with stochastic incorporation of viral particles into exosomes. These AAV particles can be seen in electron micrographs of purified exosomes inside the lumen of the exosome and occur as either single or multiple loaded capsids per exosome. The relative efficiency of stochastic loading is low, with most exosomes lacking viral particles and the majority that contain them having only one to two capsids per exosome. We have used our engEx Platform and BASP1 to develop methods to enhance luminal loading into exosomes and further optimization work is proceeding. Our preliminary studies have shown an up to 50-fold enhancement of AAV luminal loading. These studies demonstrate the feasibility of using our engEx Platform and our engineering technologies to improve the efficiency of AAV luminal loading.

Recombinant adeno-associated virus, or rAAV, has been developed as a successful vector for both basic research and human gene therapy. However, neutralizing antibodies, or NAbs, against AAV capsids can abolish AAV infectivity on target cells, reducing the transduction efficacy. We have addressed the question of whether the application of our engEx Platform to AAV, or engEx-AAV, is subject to inhibition by virus serotype specific neutralizing antibodies in an in vitro assay examining gene transfer. The results suggest that luminal AAV in engEx-AAV is not susceptible to antibody neutralization. These studies also confirm that engEx-AAV efficiently delivers the transgene and that the transgene is expressed in vitro. By correcting for plasmid copy number it appears that engEx-AAV is more efficient than wild-type AAV at transducing cells based upon the greater fluorescence of the cells transduced with a luciferase containing DNA sequence. We have also confirmed gene expression in vivo following rat intra-ocular administration of engEx-AAV. Histological analysis demonstrated robust uptake of exosomes in the retinal ganglion cells with concomitant functional gene transfer.

engEx-AAV Resistant to Antibody Neutralization, Functional in vitro and in vivo,

Can Be Engineered by Our engEx Platform

The figure above describes our engEx-AAV platform. A) Isolation of highly pure exosomes from AAV expressing cells results in some AAV in the exosome fraction (white band), while the majority of free AAV is pelleted at the bottom. EM pictures illustrate the difference between engEx-AAV and free AAV. B) engEx-AAV or free AAV expressing secreted nanoLuciferase were incubated with various concentrations of human IVIG before transduction of HEK 293 cells. While free AAV was neutralized by increasing concentrations of IVIG, engEx-AAV was resistant to neutralization and had increased activity vs free AAV. C) engEx-AAV expressing secreted nanoLuciferase was intravitreally administered to rat eyes and two weeks later, eyes were collected and luciferase levels were measured following tissue homogenization. D) Diagram of how engEx can be used to re-direct exosome tropism as well as increase the amount of AAV loaded into exosomes. E) Using the engEx Platform, HEK 293 cells were engineered to express various configurations of a luminal anti-AAV affinity ligand (engEx-1, 2 or 3). AAV was generated from WT HEK 293 or three engEx variants by triple transfection and exosomes were purified. AAV genome copy numbers were measured by qPCR in the conditioned media and exosome fraction, and data shown here represents the fold improvement of total AAV that is found in exosome fraction from engEx engineered cells versus unmodified HEK293 cells.

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

Collaborations

Jazz Pharmaceuticals

In January 2019, we entered into a Collaboration and License Agreement with Jazz focused on the research, development and commercialization of exosome therapeutics to treat cancer. Pursuant to the agreement, we granted Jazz an exclusive, worldwide, sublicensable royalty-bearing license to develop, manufacture and commercialize therapeutic candidates directed at up to five oncogene targets to be developed using our engEx Platform for exosome therapeutics. The targets have been validated in hematological malignancies and solid tumors but generally have been undruggable with current modalities. On December 23, 2020, we and Jazz entered into an amendment to the collaboration agreement. The amendment extended the time available for Jazz to nominate a fifth target to July 2, 2021.

Under the terms of the agreement, we are responsible for the initial development of therapeutic candidates directed at all five targets, as well as the costs associated with such development activities. In addition, we are responsible for development costs up to and including IND acceptance, and certain development costs of the Phase 1, Phase 1/2 and Phase 2 clinical trials for each of the first two therapeutic candidates to commence clinical trials. In April 2021, we and Jazz mutually agreed to discontinue work on exoASO™-STAT3, or STAT3, one of the five oncogene targets that were subject to the collaboration agreement. On June 30, 2021, Jazz formally nominated the fifth collaboration target. In January 2022, we and Jazz mutually agreed to discontinue work on the NRAS program. As a result of this discontinuation, Jazz may nominate a replacement target, subject to nomination requirements as outlined in the collaboration agreement.

Following the conclusion of the applicable clinical trials for the first two candidates, and for the remaining three candidates, Jazz will be responsible for the further development and associated costs of the therapeutic candidates, including all Phase 3 and any Phase 4 clinical trials, potential regulatory submissions and commercialization for each product at its sole cost and expense. We have the option to participate in co-commercialization and cost/profit-sharing in the US and Canada on up to two products, subject to a one-time veto right by Jazz, which exercise of such veto may result in an additional $20.0 million milestone payment to us related to regulatory approval of the product. Should we choose to exercise this option, we and Jazz will equally split most of the remaining development costs and the net profits or losses in the US and Canada, while we would receive milestones and royalties for sales in other parts of the world. In the event that we do not exercise our option, we will receive milestones and royalties based upon sales worldwide.

As part of the agreement, Jazz paid us an upfront payment of $56.0 million. We are eligible to receive up to $20.0 million in preclinical development milestone payments, the first of which is for $10.0 million and will be due from Jazz upon the second initiation of IND-enabling toxicology studies for a collaboration target. We are also eligible to receive milestone payments totaling up to $200.0 million per product based on IND acceptance, clinical and regulatory milestones, including approvals in the US, the European Union, or the EU, and Japan, and sales milestones. We are also eligible to receive tiered royalties on net sales of each approved product, with percentages ranging from mid-single digits in the lowest tier to high teens in the highest tier, excluding such net sales in the US and Canada if we have exercised our option to co-commercialize the related product. The milestone and royalty payments are each subject to reduction under certain specified conditions set forth in the agreement, provided, however, that in the case of a termination with respect to a licensed compound that is a development candidate under the agreement, Jazz will maintain its obligation to reimburse us for certain development costs.

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

Sarepta Therapeutics

In June 2020, we entered into a two-year Research License and Option Agreement with Sarepta focused on the use of exosomes for non-viral delivery of AAV, gene-editing and RNA therapeutics to address five agreed targets associated with neuromuscular diseases. Pursuant to the agreement, we received funding to conduct collaborative research and Sarepta had options to enter into exclusive, worldwide licenses for each of the agreed targets to develop, commercialize and manufacture therapeutic candidates developed using our engEx Platform for exosome therapeutics. For each target option exercised, we would have been eligible to receive an option exercise fee, milestones, and royalties. Each target was well-understood to be therapeutically relevant to its associated neuromuscular disease.

Under the terms of the agreement, we granted to Sarepta a non-exclusive, royalty-free, worldwide license, with a limited right to sublicense, to use certain of our intellectual property in the conduct of activities for which Sarepta was responsible under the agreement.

Pursuant to the terms of the agreement, we granted to Sarepta an option to obtain an exclusive, worldwide, sublicensable license to use certain of our intellectual property for the development, manufacturing and commercialization of exosome therapeutic candidates directed to one or more of the research targets.

Under the terms of the research agreement, we received up-front and non-refundable cash payments totaling $10.0 million, consisting of a $7.0 million up-front payment and a $3.0 million up-front research services prepayment. In addition, we were eligible for the reimbursement of costs incurred in the execution of the research plan. To the extent Sarepta exercised its option and the parties entered into a definitive license agreement with respect to any target included in the arrangement, Sarepta would have been obligated to remit an option exercise payment of $12.5 million to us per target, up to a total of $62.5 million if all options were exercised. We were eligible to receive up to $192.5 million in development and regulatory milestones per target, plus tiered royalties on the sales of licensed products. One of the selected targets was eligible to generate additional milestone payments on the achievement of certain development and regulatory milestones.

On October 1, 2021, Sarepta notified us that it was terminating early the two-year Research License and Option Agreement, effective June 17, 2020, between Sarepta and us. The termination was effective as of December 3, 2021.

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

During the first six years following the effective date of the agreement, Kayla and its affiliates may not research, develop, manufacture or commercialize anywhere in the world any product containing a small molecule STING agonist and an exosome. In addition, during the term of the agreement, Kayla and its affiliates may not grant a license to any third party under the licensed patent rights to, develop, manufacture or commercialize anywhere in the world a product containing certain STING compounds for therapeutic or veterinary purpose. The agreement also restricts us from developing any competing product containing a small molecule STING agonist and an exosome until the expiration of a non-compete period determined by the achievement of clinical milestones.

As of March 1, 2022, the patent portfolio licensed from Kayla consists of three US patents, one European patent, one Chinese patent, and two worldwide pending applications. The patent rights licensed to us under the patent and patent application relate to certain modified cyclic dinucleotides compositions of matter.

We have certain diligence obligations under the license agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval.

As partial consideration for the license, we paid Kayla an up-front payment of $6.5 million and issued to Kayla 118,212 shares of common stock. Based on the progress we make in the advancement of licensed products, we are required to make aggregate milestone payments of up to $100.0 million in cash payments and up to $13.0 million payable in shares of our common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the US, the EU and Japan. The first eligible milestone, for which we are obligated to make a nonrefundable payment to Kayla of $15.0 million in cash and $5.3 million in common stock, with the price per share in common stock valued as set forth in the license agreement, occurred upon the first dosing of a licensed product (i.e., exoSTING) to the first subject in a Phase 1/2 clinical trial in September 2020. In addition, we are required to pay to Kayla a percentage of the payments that we receive from sublicensees of the rights licensed to us by Kayla, excluding any royalties. This percentage varies from single digits to low double digits.

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

Unless terminated earlier, the term of the license agreement will continue on a country-by-country basis and licensed product-by-licensed product basis, until the expiration of the royalty term for such licensed product. We may terminate the license agreement on a licensed compound-by-licensed compound basis and on a region-by-region basis for any reason upon 30 days prior written notice to Kayla. Either party may terminate the agreement upon the other party’s material breach, subject to specified notice and cure provisions.

Lonza

On November 1, 2021, we and Lonza entered into an Asset Purchase Agreement, or the APA, pursuant to which Lonza acquired our exosome manufacturing facility and related assets, and subleased the premises, located at 4 Hartwell Place, Lexington, Massachusetts. On November 15, 2021, we and Lonza closed the transactions contemplated by the APA, or the Lonza Closing. In connection with the Lonza Closing, and as consideration for the APA, we and Lonza entered into a Manufacturing Services Agreement, or the MSA. Pursuant to the MSA, Lonza will become the exclusive manufacturing partner for future clinical and commercial manufacturing of our exosome products pipeline, subject to limited exceptions. As consideration for the transactions contemplated by the APA and the associated ancillary agreements, we are entitled to approximately $65.0 million worth of exosome manufacturing services for our clinical programs during the next four years. Commencing in 2026, we shall purchase from Lonza a contractually agreed minimum amount of exosome manufacturing services per year for 10 years, or if earlier, until the fifth (5th) anniversary of the first commercial sale of a Codiak exosome product, subject to limited exceptions.

Also in connection with the Lonza Closing, we and Lonza entered into a Licensing and Collaboration Agreement, or the License. Pursuant to the License, we granted Lonza a worldwide, exclusive and sub-licensable license to our high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field, and a worldwide, non-exclusive and sub-licensable license to such intellectual property for non-therapeutical uses outside the contract development and manufacturing field. Pursuant to the License, we are eligible to receive from Lonza a double-digit percentage of future sublicensing revenues. We shall retain its pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. The companies will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage the strengths of both companies to pursue developments in exosome production, purification and analytics.

Scientific Collaborations

In March 2020, we entered into a Collaboration and Option Agreement with Washington University in St. Louis. We hope to show that a cancer vaccine candidate based on an exoVACC composition can be used to mount an antigen-specific immune-response in various mouse models of sarcoma, and that the exoVACC composition is superior to existing vaccine strategies. Under the agreement, we have an option to obtain an exclusive or non-exclusive royalty-bearing license, subject to Washington University in St. Louis’s obligations regarding licensure that may exist in agreements with the U.S. government or other entity as a result of funding aspects of the project, to Washington University in St. Louis’s intellectual property rights arising under the collaboration. The agreement terminates three years from the effective date unless earlier terminated or otherwise extended by mutual agreement of the parties. Either party may also terminate the agreement upon 30 days’ prior written notice.

In February and May of 2020, we entered into two Sponsored Collaboration Research Agreements with The Ragon Institute of MGH, MIT and Harvard and its investigators Dr. Bruce Walker and Dr. Gaurav Gaiha, who are experts in the mechanism of HIV infection control and who are now also working on research related to SARS-CoV-2. The May 2020 agreement aims to develop an exoVACC vaccine candidate for SARS-CoV-2, for which the Ragon team has identified conserved, structurally constrained T cell epitopes. We hope to show that our exoVACC candidates induce both neutralizing antibodies and antigen-specific T cell responses against SARS-CoV-2. Specifically, the ability to target immune-responses to the lung and other mucosal surfaces where infection occurs could represent an advance in the fight against SARS-CoV-2 and future SARS coronaviruses. The February 2020 agreement aims to develop an exoVACC vaccine candidate for HIV, for which Drs. Walker and Gaiha have identified HIV viral proteins that are recognized by CD8+ T cells in so-called elite controller patients, a rare subset of patients who do not progress to AIDS despite being HIV-positive. The investigators have shown that CD8 T cell recognition of these HIV epitopes may be a strategy to convert non-elite controller HIV patients to elite controller patients. We hope to integrate the HIV antigens identified by Drs. Walker and Gaiha into our exoVACC compositions and test in various mouse models of HIV whether we can generate an immune-response superior to existing HIV vaccine strategies. Under both agreements, we have the option to obtain an exclusive or non-exclusive, royalty-bearing license to Ragon’s intellectual property rights arising under the collaboration. The agreements, which originally were set to terminate one year from their respective effective dates unless earlier terminated or otherwise extended, were extended by mutual consent until February 25, 2023 and May 19, 2023, respectively. Each of the agreements terminates one year from its respective effective date unless earlier terminated or otherwise extended, in each case by mutual written agreement of the parties. We may also terminate each agreement upon 60 days’ prior written notice. Each agreement is also subject to early termination upon an uncured material breach by the other party, or due to our bankruptcy, insolvency or dissolution.

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

We believe that we have a strong global intellectual property position, including issued patents and pending patent applications in many key jurisdictions across the globe, as well as broad know-how and trade secrets all directed to our engEx product candidates, engEx Platform technologies, manufacturing and other important technologies. As of March 1, 2022, our patent portfolio consists of approximately 64 patent families, including nine owned issued patents (eight in the US) and approximately four in-licensed issued patents (three in the US); approximately 38 owned or in-licensed pending applications in the US, and approximately 257 owned or in-licensed pending applications in jurisdictions outside of the US (including active PCT applications). Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our engEx Platform, engEx product candidates and manufacturing processes. Examples of the product candidates and technology areas covered by our intellectual property portfolio are described below.

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
•
Exosomes comprising certain scaffold proteins, including BASP1 and exosomes with luminal fusions to BASP1. We have a granted European patent in this family.
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

We have additional provisional patent applications and unpublished applications that may relate to current and/or future product candidates depending on the scope of any claims that may ultimately issue. These additional candidates are generally directed to exosomes loaded with payloads designed to deliver therapeutic molecules to many cell types and tissues for the treatment of oncology, immune-based diseases, neurological disorders, neuromuscular disorders, vaccination, gene therapy and rare diseases. We expect the patents in these families, if issued, to expire between 2039 and 2042, excluding any patent term adjustments or extensions.

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
•
Methods of scalable exosome purification; and
•
Methods of producing exosomes using engineered producer cells.

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

We have additional provisional patent applications and unpublished applications that relate to our current and/or future processes for manufacturing and analyzing our exosomes and engEx product candidates. We expect the patents in these families, if issued, to expire between 2037 and 2042, excluding any patent term adjustments or extensions.

Trade secrets

We may also rely, in some circumstances, on trade secrets to protect our technology and aspects of our engEx Platform. Trade secrets can be difficult to protect. We seek to protect our technology and engEx product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by our competitors. To the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For a description of this and other comprehensive risks related to our proprietary technology, inventions, improvements and products, see “Risk Factors”.

Trademarks

Our trademarks are important to us and are generally covered by trademark applications with the USPTO and the trademark offices of other countries. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered.

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

Merck, BMS, Eisai, GSK, F-star and Synlogic have initiated clinical trials using STING agonists in cancer patients. Additionally, there are several STING agonist programs that have been described in the literature that are owned or being developed by academic institutions that may soon enter clinical trials.

In the IL-12 Space:

Astellas Pharma Inc.; Celsion Corporation, or Celsion; Cytix, Inc., or Cytix; Dragonfly Therapeutics Inc.; Eli Lilly and Company; MedImmune, LLC (acquired by AstraZeneca), or MedImmune; Immvira Co Ltd.; Inovio Pharmaceuticals, Inc.; Merck; Moderna, Inc., or Moderna; Neumedicines, Inc., or Neumedicines (acquired by Karyopharm Therapeutics); OncoSec Medical Incorporated, or OncoSec; Rubius Therapeutics, Inc.; Repertoire Immune Medicines, Inc.; Ziopharm Oncology, Inc., or Ziopharm; and others.

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

•
In the inhibitory nucleic acid space: Alnylam Pharmaceuticals, Inc., or Alnylam, Ionis Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), Arrowhead Pharmaceuticals, Inc., F. Hoffman-La Roche AG, or Roche, and others.
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

U.S. biological product development

In the US, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, restrictions on the marketing or manufacturing of the product, withdrawal of an approval or license revocation, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, detentions or import refusals, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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
•
Preparation and submission to the FDA of a BLA requesting approval to market the biological product for one or more proposed indications including submission of detailed information on the manufacture and composition of the product and proposed labeling, along with payment of the application fee under the Prescription Drug User Fee Act, or PDUFA, unless exempted;
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

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all patients, as well as healthy volunteers, provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial and its related documentation must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

A sponsor who wishes to conduct a clinical trial outside of the US may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may nonetheless be able to submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.

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

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry maintained by the U.S. National Institutes of Health, or NIH. Information related to the product, patient population, phase of investigation, clinical trial sites and investigator, and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results may be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. Similar requirements for posting clinical trial information in clinical trial registries exist in other countries outside the US.

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

FDA review and approval process

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

Under PDUFA, each BLA must be accompanied by a significant user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and the review process is often extended by FDA requests for additional information or clarification.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar, but not identical, requirements and benefits.

Expedited development and review programs and accelerated approval

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a biologic can request the FDA to designate the product for fast track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting. In addition, a product is eligible for priority review if the product treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. When a marketing application is submitted with a request for priority review, the FDA determines on a case-by-case basis whether the product candidate represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review and, as noted above, the goal date for agency action on a BLA designated for priority review will be reduced from ten months to six months.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the product. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during the post-marketing studies, would allow the FDA to withdraw approval of the drug or biologic. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition of accelerated approval, that all advertising and promotional materials for the product that are intended for dissemination or publication be submitted to the agency in advance for review.

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

Pediatric information

Under the Pediatric Research Equity Act, or PREA, an original BLA and certain supplements to a BLA must contain data to assess the safety and efficacy of the biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of a required pediatric assessment or full or partial waivers. A sponsor who is planning to submit a marketing application for a biologic that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

Either the sponsor or the FDA may request a deferral of pediatric trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension, or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.

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

The FDA may also place other conditions on approval, including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

After a BLA is approved, the biologic also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of certain biological products before releasing the lots for distribution by the manufacturer. In addition, the FDA may conduct laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. Systems need to be put in place by the product sponsor to record and evaluate adverse events reported by health care providers and patients and to assess product complaints. An increase in severity or new adverse events can result in labeling changes or product recall. Defects in manufacturing of commercial products can result in product recalls.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions being taken against the manufacturing facility, the product, and/ or the holder of the approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented.

The FDA may withdraw the approval of a BLA if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Discovery of previously unknown problems, including adverse events of unanticipated severity or frequency, or the failure to comply with the applicable regulatory requirements may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things, restrictions on the marketing or manufacturing of the product, FDA refusal to approve pending applications or supplements to approved BLAs, withdrawal of an approval or license revocation, clinical holds, warning or untitled letters, product recalls, product seizures, refusal to permit the import or export of products, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, consent decrees, corporate integrity agreements, debarment, exclusion from federal health care programs, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, reputation, and results of operations.

US patent term restoration and biologic product marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of our product candidates and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments. The Hatch Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved biologic is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCI Act, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics such as ours, which are also known as “reference biological products.” The pathway authorized under the BPCI Act allows FDA to approve, under an abbreviated application, a biological product that is demonstrated to be “biosimilar” or “interchangeable” with a reference biological product licensed by FDA via a full BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the follow-on biological product and the reference product in terms of safety, purity, and potency. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, which means that the FDA is barred from approving biosimilar applications for 12 years after the reference biological product receives initial marketing approval. The FDA also cannot accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the US. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCI Act is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCI Act, some of which may impact the exclusivity provisions, have also been the subject of recent litigation and legislative amendments. As a result, the ultimate impact, implementation and meaning of the BPCI Act with respect to product candidates such as ours is subject to significant uncertainty.

Pediatric exclusivity is another type of regulatory market exclusivity in the US. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods such as orphan product and 12-year reference biological product exclusivity under the BPCI Act. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued ‘‘Written Request’’ for such a trial. The data do not need to show the product to be effective in the pediatric population studied; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

US coverage, pricing and reimbursement

Successful commercialization of pharmaceutical products after FDA approval depends on the availability of adequate coverage and reimbursement from third-party payors. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from U.S. governmental healthcare programs, such as Medicare and Medicaid, and commercial payors, such as private health insurers and health maintenance organizations, are critical to new product acceptance.

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

In the US, no uniform policy of coverage and reimbursement for pharmaceutical products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require a manufacturer to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of the product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement from third-party payors will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the US, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Even if coverage for a given product is obtained, the resulting reimbursement payment rates might not be adequate to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use certain pharmaceutical products. Patients are unlikely to use a product unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the product. Because novel pharmaceutical products may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved and innovative biological products.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

Moreover, increasing efforts by both federal and state governmental authorities and private third-party payors in the US to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved pharmaceutical products and, as a result, they may not cover or provide adequate payment for some products. There has been increasing legislative and enforcement interest in the US with respect to specialty pharmaceutical pricing practices. Manufacturers are experiencing pricing pressures in connection with the sale of pharmaceutical products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

U.S. healthcare reform

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, was intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. Legislative proposals continue to be discussed in the U.S. Congress as potentially leading to a future “Cures 2.0” bill that is expected to have bipartisan support. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and biological product provisions. The next legislative reauthorization must be completed in 2022, which has the potential to make further changes to FDA authorities or policies pertaining to biopharmaceutical products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In addition, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. With regard to biopharmaceutical products, the ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, created a new Medicare Part D coverage gap discount program, and expanded the 340B drug discount program. Following several years of litigation in the federal courts, in June 2021 the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality.

As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to HHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

In addition, other legislative changes have been proposed and adopted in the US since the ACA was enacted that affect healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken.

However, due to COVID-19 pandemic relief legislation enacted in 2020 and a further extension legislation signed more recently by President Biden, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021, and the sequester was extended in order to offset the added expense of the 2020 cancellation.

Further legislative and regulatory changes under the ACA remain possible, although the administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the US.

Moreover, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs FDA to work towards implement a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020), and to clarify and improve the standards for interchangeable biosimilars. The Biden order also calls on HHS to develop and release a comprehensive plan to combat high prescription drug prices by the end of August 2021, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry.

While some of these and other proposed measures may require additional authorization to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, rules and regulations designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and, beginning in 2022, certain advanced non-physician health care practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

European Union drug development

In the EU, our future products may also be subject to extensive regulatory requirements. Following the UK’s departure from the EU on January 31, 2020, the UK followed the same regulations as the EU until the end of 2020, during the so-called Transition Period. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA), is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (GB); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published detailed guidance for industry and organizations to follow from January 1, 2021 now that the Transition Period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time. The guidance includes clinical trials, marketing authorizations, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK or the Transition Period. We are currently evaluating the potential impacts on our business of the Trade and Cooperation Agreement and guidance issued to date by the MHRA regarding the requirements for licensing and marketing medicinal products and drugs in the UK. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.

Similar to the US, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC had sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU member states transposed and applied the provisions of the Directive differently in their national laws. This led to significant variations in the member state regimes.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No. 536/2014, which replaces the EU Clinical Trials Directive 2001/20/EC. It overhauls the previous system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU member states (meaning that no national implementing legislation in each EU member state is required), aims to harmonize and streamline clinical trial authorization, simplify adverse event reporting procedures, improve the supervision of clinical trials and increase their transparency.

Before clinical trials may be conducted in any EU Member State, a sponsor must submit a clinical trial authorization application, or CTA, which must be approved in each country in which the sponsor intends to perform a clinical trial. The procedure for submitting a CTA was set forth in the EU Clinical Trial Directive. However, the way clinical trials are conducted in the EU underwent a major change when the Clinical Trial Regulation became effective, which occurred on January 31, 2022. The Regulation harmonizes the assessment and supervision processes for clinical trials throughout the EU, via an EU portal and database. Under the EU Clinical Trials Regulation, a harmonized assessment and supervision processes was implemented as of January 31, 2022 for clinical trials throughout the EU, via a Clinical Trials Information System (“CTIS”). The CTIS will contain the centralized EU portal and database for clinical trials conducted in the EU and will allow for a centralized review process. This harmonized submission process will be mandatory for new CTA submissions as of February 1, 2023. For ongoing clinical trials, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

The first route is an MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicines such as gene therapy, somatic cell therapy or tissue engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk/benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The EEA also provides opportunities for market exclusivity. Upon receiving marketing authorization in the EEA, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a biosimilar MA during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a biosimilar MA can be submitted, and the innovator’s data may be referenced, but no biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials. There is, however, no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product, and products may therefore not qualify for data exclusivity.

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

In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Employees

As of December 31, 2021, we had 102 full-time employees, 66 of our employees have Ph.D., M.D., J.D. or Master degrees and 75 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We operate in a highly competitive environment for human capital, particularly as we seek to attract and retain talent with experience in the biotechnology and pharmaceutical sectors. Our workforce is highly educated, and as of December 31, 2021, 65% of our employees hold Ph.D., M.D., J.D., or Master’s degrees. Among our employees, 50% identify as female and 50% as male. In 2021, we continued our emphasis on diversity, equity and inclusion by expanding our recruiting outreach and conducting internal seminars, trainings, and discussions on inclusive behaviors.

To help promote alignment between our employees and our shareholders, all employees participate in our equity programs through the receipt of new hire and annual equity grants. We believe that in addition to incentivizing growth that leads to shareholder value, broad eligibility for our equity programs helps promote employee retention as these awards generally vest over a four-year period.

Facilities

We lease a facility containing 68,258 square feet of office and laboratory space which is located at 35 CambridgePark Drive, Cambridge, Massachusetts 02140. The lease expires in 2029, subject to one option to extend the lease for ten years. In April 2020, we entered into a sublease with Apic Bio, Inc., or Apic, pursuant to which we subleased to Apic excess capacity in the CambridgePark property. The sublease was set to expire in April 2022, subject to Apic's one option to extend the sublease for 12 months. Effective July 1, 2021, we received notice of the sublessee’s intent to exercise its option to extend the sublease for a one-year period through May 2023.

In addition, we lease a facility containing 18,707 square feet of clinical manufacturing, laboratory and office space, which is located at 4 Hartwell Place, Lexington, Massachusetts 02421. The lease expires in 2029, subject to two options to extend the lease, each for an additional five years. In November 2021, we entered into a sublease agreement for the entirety of its leased space at 4 Hartwell Place. The initial lease term commenced on November 15, 2021 and continues through November 30, 2024. The tenant has the option to extend the sublease term for five 12-month periods on the same terms and conditions as the current sublease, subject to an increase of 2.8% in the annual fixed rent charges.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and/or become commercially viable. We initiated our clinical trials for our initial engEx product candidates, exoSTING and exoIL-12, in September 2020. We have no products approved for commercial sale and we have not yet demonstrated an ability to successfully conduct or complete clinical trials, to manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Engineering exosomes to become potential therapeutics is a novel therapeutic approach and no products based on exosomes have been approved to date in the United States, or the US, or the European Union, or the EU. We have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2015. For the years ended December 31, 2021 and 2020 we reported net losses of $37.2 million and $91.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of $325.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future and we expect these losses to increase as we continue our research and development, advance certain product candidates into preclinical studies and clinical trials and, if clinical development is successful, seek regulatory approvals for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development, preclinical studies and clinical trials of engEx exosomes, enhance the capabilities of our engEx Platform, operate and maintain our own Phase 1/2 clinical manufacturing facility, seek regulatory approvals for our product candidates and launch and commercialize any products for which we receive regulatory approval. As of December 31, 2021, we had $76.9 million of cash and cash equivalents. Based on our current operating plan, we expect that our cash and cash equivalents as of December 31, 2021 will be insufficient to allow us to fund our current operating plan through at least the next twelve months from the filing of our financial statements included in this Annual Report on Form 10-K. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect and we will in any event require additional capital in order to complete clinical development of any of our current engEx product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our engEx Platform, engEx product candidates and development programs is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the costs of establishing and maintaining a reliable supply chain for the development and manufacture of our product candidates;
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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended December 31, 2021 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. See Note 1 to our consolidated financial statements appearing elsewhere in our Annual Report on Form 10-K for additional information on our assessment.

If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or at all.

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

As of December 31, 2021, we had $25.4 million of outstanding borrowings under the Hercules Loan Agreement. Effective September 17, 2021, we amended the Loan Agreement with Hercules (the Amended Loan Agreement), increasing the aggregate principal amount available from $75.0 million under the Term Loan Facility to $85.0 million, or the Amended Term Loan Facility. Advances under the Amended Term Loan Facility bear interest at a rate equal to the greater of (i) 8.25% plus the Prime Rate (as reported in The Wall Street Journal) less 3.25%, and (ii) 8.25%. The interest only period under the Term Loan Facility was extended from November 1, 2022 to October 1, 2023 under the Amended Term Loan Facility and is further extendable to October 1, 2024 upon achievement of certain clinical milestones. Under the Amended Term Loan Facility, following the interest only period, we will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2025, compared to October 1, 2024 under the Term Loan Facility. Subject to certain conditions set forth in the Amended Loan Agreement, we may borrow up to an additional $50.0 million. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from Hercules.

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

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Hercules Loan Agreement or any other debt instruments. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due. For example, the affirmative covenants under our existing credit facility require us to, among other things, maintain unrestricted cash and cash equivalents in a control account equal to or greater than the lesser of 110% of all outstanding amounts under the credit facility (inclusive of any prepayment charge and end of term charge that would be due and payable if the outstanding loans were prepaid at the time of measurement) plus the amount of our company’s and our subsidiaries’ accounts payable that have not been paid within 90 days from the invoice date and 100% of the cash and cash equivalents of our company and our wholly-owned subsidiary, Codiak Securities Corporation. Under the Hercules Loan Agreement, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and Hercules accelerates the amounts due, we may not be able to make accelerated payments and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $189.4 million and $188.7 million, respectively, some of which begin to expire in 2035. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $10.5 million and $5.0 million, respectively, which begin to expire in 2035 and 2031, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. U.S. federal and certain state net operating losses generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal net operating losses generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security Act, federal net operating losses generated in 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal net operating losses is limited to 80% of our taxable income in such taxable year.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least five percent of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing federal and state NOLs and our existing research and development credits may be subject to limitations arising from previous ownership changes and, if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

Risks related to our business, technology and industry

We are very early in our development efforts. While we have initiated clinical trials of our initial engEx product candidates, it could be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have focused our research and development efforts to date on enhancing the capabilities of our engEx Platform, advancing our engEx product candidates through preclinical development towards clinical trials, initiating clinical trials for our lead product candidates, exoSTING, exoIL-12 and exoASO-STAT6, working to industrialize engineered exosome manufacturing and identifying our initial targeted cell types, disease indications and preferred routes of administration. Our future success depends heavily on the successful development of our engEx Platform and engEx product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable or unlikely to receive marketing approval. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

We advanced our first three engEx product candidates, exoSTING, exoIL-12 and exoASO-STAT6, into clinical development and expect to advance additional product candidates into clinical development in the future. Commencing clinical trials is subject to clearance by the FDA or other regulatory authorities of our investigational new drug applications, or INDs, or other similar applications in foreign countries and finalizing the trial designs based on discussions with the FDA and other regulatory authorities. In the event that the FDA or other regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other requests from the FDA or other regulatory authorities, the commencement of clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our preclinical studies, trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. Prior to commencing any clinical trials, we will also have to obtain approval from the Institutional Review Board, or IRB, or ethics committee for each of the institutions at which we plan to conduct our clinical trials. Moreover, our clinical trial results may show our engEx product candidates to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoints) or have unacceptable side effects or toxicities.

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
•
the success of our manufacturing arrangement with Lonza for clinical supply and, to the extent any of our product candidates achieve regulatory approval, commercial manufacturing;
•
successful procurement from third parties sufficient supply of our product candidates for preclinical studies, clinical trials or commercial use, to the extent any of our product candidates achieve regulatory approval;
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

Our business is highly dependent on the success of our initial engEx product candidates, exoSTING, exoIL-12 and exoASO-STAT6, targeting cancer. All of our engEx product candidates and development programs will require significant additional development before we can seek regulatory approval for and launch a product commercially.

Our business and future success is highly dependent on our ability to initiate and complete clinical trials and to obtain regulatory approval of and then successfully launch and commercialize our initial engEx product candidates, exoSTING, exoIL-12 and exoASO-STAT6, and others that may be selected from our development programs.

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

Our lead product candidates, exoSTING and exoIL-12, are being developed to address solid tumors and we initiated clinical trials for both product candidates in September 2020. exoASO-STAT6 is expected to initiate clinical trials in the first half of 2022. We are highly dependent on the success of these and future clinical trials, the outcomes of which are uncertain. The FDA and other regulatory authorities, such as the MHRA, may disagree with our clinical trial design, may change the requirements for advancement or approval even after it has reviewed and commented on the design of our trials. As a result, the FDA or other regulatory authorities could require us to conduct additional preclinical studies or clinical trials, which could result in delays and significant additional costs, all of which could jeopardize our ability to successfully develop our product candidates.

All of our engEx exosomes are in varying stages of early development and will require additional preclinical and/or clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all. In addition, because exoSTING, exoIL-12 and exoASO-STAT6 are our most advanced engEx product candidates, if either exoSTING, exoIL-12 and exoASO-STAT6 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our engEx Platform could be greatly diminished and our development plans and business would be significantly harmed.

Our engEx product candidates are based on a novel therapeutic approach, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Using exosome technology to develop product candidates is a relatively new therapeutic approach and no products based on exosomes have been approved to date in the US, the United Kingdom, or the UK, or the EU. As such it is difficult to accurately predict the developmental challenges we may face for our engEx product candidates as they proceed through development. In addition, because we are just commencing clinical trials with our first engEx product candidates, we have not yet been able to assess safety in humans and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development and we cannot predict whether the application of our engEx Platform, or any similar or competitive exosome technologies, will result in the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our engEx Platform, exosome therapeutics or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

We initiated clinical trials for our first two product candidates, exoSTING and exoIL-12, in September 2020, and expect to initiate clinical trials on exoASO-STAT6 in the first half of 2022, and there may be serious adverse events or undesirable side effects related to these or other of our product candidates. If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, or to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. The FDA or other regulatory authorities could also deny approval of our product candidates for any or all targeted indications. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

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

In the STING agonist space: Bristol-Myers Squibb Company, or BMS; Merck & Co., Inc., or Merck; Takeda Pharmaceutical Company Limited; Eisai Co., Ltd., or Eisai; Nimbus Therapeutics, Inc.; GlaxoSmithKline plc, or GSK; F-star Therapeutics, Limited, or F-star; Synlogic, Inc., or Synlogic; Mavupharma, Inc. (acquired by AbbVie Inc.) and others. Merck, BMS, Eisai, GSK, F-star and Synlogic have initiated clinical trials using STING agonists in cancer patients. Additionally, there are several STING agonist programs that have been described in the literature that are owned or being developed by academic institutions that may soon enter clinical trials.

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

We may develop exoSTING, exoIL-12, exoASO-STAT6 and potential future product candidates in combination with other therapies and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We may develop exoSTING, exoIL-12, exoASO-STAT6 and potential future product candidates, in combination with one or more cancer or other therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA or similar regulatory authorities outside of the US could revoke approval of the therapy used in combination with our product candidate, or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. We may choose to combine multiple cancer therapies on one exosome, which could enhance the risk of safety-related issues. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the US may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We will not be able to market and sell exoSTING, exoIL-12, exoASO-STAT6 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

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

If the FDA or similar regulatory authorities outside of the US do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with exoSTING, exoIL-12, exoASO-STAT6 or any product candidate we develop, we may be unable to obtain approval of or market exoSTING, exoIL-12, exoASO-STAT6 or any product candidate we develop.

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

As of December 31, 2021, we had 102 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop and as we operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Recently, a novel strain of a virus named severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2 or coronavirus, which causes COVID-19, has spread to most countries across the world, including all 50 states within the US, including Cambridge, Massachusetts, where our primary office and laboratory space is located. The COVID-19 pandemic is evolving and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners, including our ongoing or planned clinical trials or preclinical studies, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our clinical trials and preclinical studies, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography or regulatory agencies whose attention may be diverted by the pandemic. Similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations or delays in enrolling our clinical trials or dosing of patients in our clinical trials as well as in activating new trial sites. For example, Part B of our Phase 1 clinical trial of exoIL-12 is being conducted in the United Kingdom, much of which is currently subject to COVID-19-related restrictions involving new study initiation, which we expect will delay our initiation of Part B and potentially the overall timing of, and announcement of data from, the trial. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

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
•
the potential negative effect on the operations of our third-party manufacturers;
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

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cybersecurity.

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

We have made the strategic decision to outsource all manufacturing of our engEx product candidates and engEx exosomes to Lonza Rockland, Inc., or Lonza, pursuant to our Manufacturing Services Agreement, or MSA, dated as of November 1, 2021, between us and Lonza.

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

If any of our third-party manufacturers encounter difficulties in manufacturing our engEx product candidates, our clinical trials could be delayed or stopped and we may incur additional costs transferring out production of clinical stage or commercial stage products to alternative CMOs.

The manufacturing process used to produce our engEx exosomes is novel and it has not yet been validated for commercial production. As a result, the cost to manufacture our engEx product candidates is generally higher than traditional biopharmaceutical compounds and the manufacturing process may prove to be less reliable and may be more difficult to reproduce. Furthermore, the manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our engEx product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

The manufacturing process may be susceptible to logistical issues associated with shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and productivity and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims, insufficient inventory and other supply disruptions. Even if we successfully develop and commercialize product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, MHRA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination.

Although we continue to optimize the manufacturing process for our engEx product candidates, consistently achieving the targeted results is not guaranteed and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of reagents and/or raw materials. We ultimately may not be successful in transferring the production process to other manufacturing facilities or the contract manufacturer may not have the necessary capabilities to complete the implementation of the manufacturing process. If we are unable to adequately validate or scale-up the manufacturing process for our product candidates with our current manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the US and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. In certain instances, we may need to rely on third-party CROs and/or regulatory consultants to assist us in this process, and we may have limited control over those third parties and their conduct with respect to our development programs and product candidates. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency.

Securing regulatory approval also requires the submission of information about the manufacturing process for the biologic product candidate to, and inspection of manufacturing facilities by, the relevant regulatory authority. Manufacturing facilities must comply with GMP regulations, which include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports. In addition, given the novelty of our therapeutics approach and technologies, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use of such products if approved.

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
•
the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA or other regulatory authorities for biologic product approval;
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

Of the large number of drugs and biologics in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support BLA approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products (where such regulatory approvals are required), may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We may seek priority review designation for one or more of our product candidate BLAs, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness of the treatment, the FDA may designate the marketing application for that product candidate for priority review. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the goal for the FDA to review an application to six months, rather than the standard review period of ten months. We may request priority review for one or more original BLAs for our product candidates in the future. The FDA has broad discretion with respect to whether or not to grant priority review status to a marketing application, so even if we believe an application for a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle, or at all.

We may seek orphan drug designation from the FDA for one or more of our product candidates, but even if it is granted, we may be unable to maintain any benefits associated with orphan status, excluding market exclusivity.

We may file for orphan drug designation where available for one or more of our current or future product candidates, although the FDA may not approve any such request. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the US, or a patient population greater than 200,000 in the US where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the US. In the US, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding toward and into clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan product exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

In addition, exclusive marketing rights in the US may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan designated disease or condition. Further, even if we obtain orphan product exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

While we have not yet sought any regulatory approval for any product candidate, the FDA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

The FDA and regulatory authorities in other geographies have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the U.S., as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. At present, we have not sought approval from any such regulatory authority, but such further regulation may delay or prevent commercialization of one or more of our product candidates. Adverse developments in clinical trials of any therapeutic candidates leveraging exosomes conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. These regulatory review agencies and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and other regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and any contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations made by regulatory authorities. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our present or future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or another regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration on a periodic basis.

The FDA may seek to enter into consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with any third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS. Other potential consequences include, among other things:

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the US or abroad. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, was intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. Legislative proposals continue to be discussed in the U.S. Congress as potentially leading to a future “Cures 2.0” bill that is expected to have bipartisan support. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and biological product provisions. The next legislative reauthorization must be completed in 2022, which has the potential to make further changes to FDA authorities or policies pertaining to biopharmaceutical products.

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

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA supplement that requires FDA approval, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

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

In the US, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement from third-party payors will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the US, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the US Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved and innovative biologic products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. Moreover, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order calls on HHS to develop and release a comprehensive plan to combat high prescription drug prices by the end of August 2021, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.

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

In the US, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50%, effective January 1, 2019, pursuant to the Bipartisan Budget Act of 2018) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to HHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

In addition, other legislative changes have been proposed and adopted in the US since the ACA was enacted that affect healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to COVID-19 pandemic relief legislation enacted in 2020 and a further extension legislation signed more recently by President Biden, these Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021.

These laws and future state and federal healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. As noted above, most recently, President Biden issued a sweeping executive order in July 2021 on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs FDA to work towards implement a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020), and to clarify and improve the standards for interchangeable biosimilars. The Biden order also calls on HHS to develop and release a comprehensive plan to combat high prescription drug prices by the end of August 2021, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry.

While some of these and other proposed measures may require additional authorization to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

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

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy and data protection laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. For example, in the US, California recently adopted the California Consumer Privacy Act of 2018, which came into effect beginning in January 2020. The GDPR, discussed below, became effective in May 2018. If any of these events were to occur, our business and financial results could be adversely affected. Other jurisdictions besides the US and the EU are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

The collection and use of personal health data in the EU was governed by the provisions of the Data Protection Directive, which, as of May 25, 2018, has been superseded by the GDPR. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any potential clinical trial activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to the US or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or € 20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the data protection rules.

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

Changes in either the patent laws or their interpretation in the US and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of March 1, 2022, we own two issued US patents directed to exosomes comprising an exogenously expressed prostaglandin F2 receptor negative regulator, or PTGFRN, and an issued US patent directed to exosomes expressing fusion proteins comprising a PTGFRN or a fragment thereof fused to an immunomodulating component, such as a cytokine. In addition, as of March 1, 2022, we have approximately six other owned issued patents (five in the US) and approximately six in-licensed issued patents (four in the US); approximately 38 owned or in-licensed pending applications in the US, and approximately 257 owned or in-licensed pending applications in jurisdictions outside of the US (including active PCT applications). Many of these additional owned issued patents relate to technology that we are not using in our current product candidates. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. With respect to both in-licensed, owned and jointly owned intellectual property, we cannot predict whether the patent applications we, our licensors and present or future collaborators are currently pursuing or may pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

We rely upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and engEx Platform. Patent rights that we in-license may be subject to a reservation of rights by one or more third parties. In-licenses from third parties for patent rights may also be co-exclusive. For example, under our license agreement with Kayla Therapeutics S.A.S., or Kayla, our in-licensed patent rights are co-exclusive and Kayla retains the right to research, develop, manufacture and commercialize certain compounds and products, subject to certain restrictions including a six-year exclusivity provision that prohibits Kayla from researching, developing, manufacturing and commercializing any product containing a small molecule STING agonist and an exosome.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensing partners to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in U.S. or foreign patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent and the protection it affords is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension and/or data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended for a given product, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Additionally, a given patent may only be extended once. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the US and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration and our business, financial condition, results of operations and prospects could be materially harmed.

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

We currently have rights to certain intellectual property, through licenses from third parties, to develop the engEx Platform and our product candidates. Some pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of exosome therapeutics and may have patents, and have filed and are likely filing, patent applications potentially relevant to our business. To avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain technologies that we are evaluating for use with our current or future product candidates. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for the engEx Platform and our current or future product candidates at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third-party intellectual property rights is a competitive area and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing engEx Platform technology, which could harm our business, financial condition, results of operations and prospects significantly.

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

Our commercial success depends in part on our, our licensors’ and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

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

In the U.S. and internationally, we have received some but not all trademark registration for trademarks that we have applied to register. For some trademarks we may never obtain such registrations. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared ineligible for trademark protection or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which are instrumental to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build distinctive brand identity and possibly leading to market confusion. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. For example, we previously received correspondence from a third party alleging trademark infringement with respect to our name, Codiak BioSciences. We have disputed the assertions. If we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

We depend upon third parties, including CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing and our clinical trials for exoSTING, exoIL-12 and exoASO-STAT6. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

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

We also rely on other third parties to store and distribute drug supplies for our clinical trials of exoSTING , exoIL-12 and exoASO-STAT6. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

If we are unable to maintain our collaborations with Jazz or Lonza, or any future collaborations, or our collaborations are not successful, our business could be adversely affected.

We have entered into a collaboration with Lonza focused on the future clinical and commercial manufacturing of our exosome products pipeline. We have also entered into a collaboration with Jazz focused on the research, development and commercialization of exosome therapeutics to treat cancer. We may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology and we may receive additional technologies and funding under these and other collaborations in the future. We cannot predict the success of any collaboration into which we enter.

Our collaborations with Jazz and Lonza and any future collaborations involving our engEx Platform, research programs or product candidates we may develop pose a number of risks to us, including the following:

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
•
our collaborators’ business or operations could continue to be disrupted due to the COVID-19 pandemic or other reasons outside of our control, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration;
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

If our collaborations with Jazz or Lonza or our potential future collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our engEx Platform and product candidates could be delayed and we may need additional resources. Moreover, during the period of these or other collaborations, we are or may be precluded from pursuing similar or different opportunities with others with respect to, for example, the same target. Additionally, if Jazz or Lonza or one of our potential future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our therapeutic collaborators.

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

We may supply and otherwise support similar research, including related investigator-initiated clinical trials, in the future. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factors” section relating to our internal clinical trials: because we would not be the sponsors of these trials, we would not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. As a result, we would be subject to risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

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

The trading price of our stock has fluctuated, and is likely to continue to fluctuate substantially. The trading price of our stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since our common stock price began trading on the Nasdaq Global Market on October 14, 2020, our stock has traded at prices as low as $7.90 per share and as high as $37.85 through December 31, 2021. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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
•
adverse developments concerning our manufacturing facilities or CMOs;
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
•
sales of our common stock by us or our stockholders in the future;

•
trading volume of our common stock;
•
adoption of new accounting standards;
•
ineffectiveness of our internal controls;
•
the level of expenses related to any of our research programs, clinical development programs or product candidates that we may develop;
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

Our executive officers, directors and their affiliates and 5% stockholders beneficially hold, in the aggregate, approximately 45% of our outstanding voting stock based on our shares outstanding as of December 31, 2021. As a result, these stockholders have significant influence on all matters requiring stockholder approval. For example, these stockholders may be able to materially impact elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. To the extent that the interests of these stockholders may differ from the interests of our other stockholders, the latter may be disadvantaged by any action that these stockholders may seek to pursue. Among other consequences, this concentration of ownership may have the effect of delaying or preventing a change in control and might therefore negatively affect the market price of our common shares.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may choose to take advantage of some, but not all, of the available exemptions. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, or December 31, 2025; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2021, we had outstanding a total of 22,383,830 shares of common stock. These shares of common stock are eligible for sale in the public market, unless held by directors, executive officers and other affiliates, in which case such shares will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Stock Option and Incentive Plan automatically increases on each January 1 until January 1, 2030 by 5% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by our compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution as a result of this provision of the plan.

The holders of approximately 9,482,799 shares of our common stock as of December 31, 2021 are entitled to rights with respect to the registration of their shares under the Securities Act Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits, in each case, as modified by the CARES Act (as defined below). In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Under the CARES Act, the limitation of the tax deduction for net operating losses to 80% of taxable income applies only to taxable years beginning after December 31, 2020 and net operating losses generated in 2020 and 2019 may be carried back five taxable years. Further, under the CARES Act, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income was increased to 50% of adjusted taxable income for 2020 and 2019. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the US to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the US, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the US, it will require us to dedicate additional resources to comply with these laws and these laws may preclude us from developing, manufacturing or selling certain products and product candidates outside of the US, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We have engaged third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We are subject to various laws relating to foreign investment and the export of certain technologies and our failure to comply with these laws or adequately monitor the compliance of our suppliers and others we do business with could subject us to substantial fines, penalties and even injunctions, the imposition of which on us could have a material adverse effect on the success of our business.

We are subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the US. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the US; and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets, limiting the collaborations we may pursue, regulating the export our products, services and technology from the US and abroad, increasing our costs and the time necessary to obtain required authorizations and to ensure compliance and threatening monetary fines and other penalties if we do not.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, SOX, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market to implement provisions of SOX, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted, under which the SEC adopted corporate governance and executive compensation rules, such as “say on pay”. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from their IPO. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

An active public trading market may not be sustained and, as a result, it may be difficult for you to sell your shares of our common stock.

Prior to our IPO, there was no public market for shares of our common stock. Although our common stock is now listed on the Nasdaq Global Market, an active trading market for our shares may never be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. Further an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. We also cannot predict the prices at which our shares of common stock will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our shares of common stock may fall.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease a facility containing 68,258 square feet of office and laboratory space which is located at 35 CambridgePark Drive, Cambridge, Massachusetts 02140. The lease expires in 2029, subject to one option to extend the lease for 10 years. In April 2020, we entered into a sublease with Apic Bio, Inc., or Apic, pursuant to which we subleased to Apic excess capacity in the CambridgePark property. The sublease was set to expire in April 2022, subject to Apic’s one option to extend the sublease for 12 months. Effective July 1, 2021, we received notice of the sublessee’s intent to exercise its option to extend the sublease for a one-year period through May 2023.

In addition, we lease a facility containing 18,707 square feet of clinical manufacturing, laboratory and office space, which is located at 4 Hartwell Place, Lexington, Massachusetts 02421. The lease expires in 2029, subject to two options to extend the lease, each for an additional five years.

On November 1, 2021, we and Lonza entered into the APA, pursuant to which Lonza acquired our exosome manufacturing facility and related assets, and subleased the premises located at 4 Hartwell Place, Lexington, Massachusetts. As consideration for the asset purchase, we shall receive approximately $65.0 million worth of exosome manufacturing services for our clinical programs during the next four years.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Global Market under the symbol “CDAK.”

Holders

As of March 4, 2022, there were approximately 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The aggregate net proceeds to us from the follow-on public offering were approximately $61.7 million after deducting underwriting discounts and commissions of $4.0 million and offering expenses of approximately $0.5 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” sections of our final prospectus related to the IPO and final prospectus related to the follow-on offering. There has been no material change in our planned use of the net proceeds from the offerings as described in our prospectus documents filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 14, 2020 and February 12, 2021, respectively.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2021.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging our deep understanding of exosome biology, we have developed our engineering and manufacturing platform, or the engEx Platform, to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. We have utilized our engEx Platform to generate a deep pipeline of engineered exosomes, or engEx exosomes, aimed at treating a broad range of diseases, including oncology, neuro-oncology, infectious disease and rare disease.

In September 2020, we initiated clinical trials of our lead engEx product candidates, exoSTING and exoIL-12, which are being developed to address tumors. In November 2021, we announced that the FDA cleared our IND for exoASO-STAT6. This will be our first systemically delivered exosome therapeutic candidate. To our knowledge, exoSTING, exoIL-12 and exoASO-STAT6 are the first engineered exosomes to enter clinical development.

In December 2020 and February 2021, we reported positive results from Part A of our Phase 1 clinical trial of exoIL-12 in healthy human volunteers. In this randomized, placebo controlled, double-blind study, exoIL-12 demonstrated a favorable safety and tolerability profile, with no local or systemic treatment-related adverse events and no detectable systemic exposure of IL-12. Results also confirmed retention of active IL-12 at the injection site and prolonged pharmacodynamic effects. These results in healthy volunteers, which are consistent with our preclinical observations, provide validation of our engEx Platform and one of the founding principles of Codiak—that engineered exosomes can offer the opportunity to tailor therapeutic payloads to provide an active biological response while at the same time limiting unwanted side effects.

In November 2021, we reported initial data from the first three dose escalating cohorts (0.3 mcg, 1.0 mcg, and 3.0 mcg) enrolled in the Phase 1/2 study of exoSTING. Trial participants (n=11) were administered exoSTING intratumorally and all subjects had received at least two prior therapies prior to study entry, with most (73%) having progressed on checkpoint inhibitors. Plasma pharmacokinetic, or PK, measurements of subjects that received exoSTING showed no systemic exposure to the agonist. Further, analyses of available plasma biomarkers indicated a lack of systemic inflammatory cytokines detectable in blood after exoSTING administration. exoSTING appeared to be generally well-tolerated. Blood biomarker assessments conducted post-dosing showed evidence of dose-dependent activation of the STING pathway and Type I INF induction along with CXCL10, indicating activation of the innate immune response. Paired tumor biopsies available from two subjects showed evidence of an adaptive immune response and CD8 effector T cell infiltration into the tumor, as well as an increase in PD-L1 expression. Finally, in subjects evaluable for early signs of antitumor activity (n=8), tumor shrinkage was observed in injected as well as distal, non-injected tumors, in a subset of subjects.

Enrollment in cohorts 4 (6 mcg) and 5 (12 mcg) of the exoSTING trial is ongoing. Data from all five cohorts including objective response data are expected in the late first half of 2022, which will enable identification of a recommended Phase 2 dose. We also expect to receive safety, biomarker and preliminary pharmacodynamics and efficacy results from Part B (treatment of early stage CTCL patients) of our Phase 1 clinical trial of exoIL-12 by late first half 2022. Furthermore, we have multiple preclinical and discovery programs of our engEx exosomes that we are or have previously been advancing either independently or through our strategic collaborations with Jazz Pharmaceuticals Ireland Limited, or Jazz, and Lonza Rockland, Inc., or Lonza.

Sarepta notified us that it was terminating the two-year Research License and Option Agreement, dated June 17, 2020, between Sarepta and us, effective as of December 3, 2021.

We were incorporated and commenced operations in 2015. Since inception, we have devoted substantially all of our resources to developing our engEx Platform, our engEx product candidates and engEx exosomes, clinical and preclinical candidates; building our intellectual property portfolio, process development and manufacturing function; business planning; raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of our common stock and redeemable convertible preferred stock, and our term loan facility with Hercules Capital, Inc., or Hercules, and our collaborations with Jazz and Sarepta. As of December 31, 2021, we raised an aggregate of $168.2 million through the issuance of our redeemable convertible preferred stock, net of issuance costs, $24.6 million from our term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 5,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering, pursuant to which we issued and sold 3,162,500 shares of our common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses.

On November 1, 2021, we and Lonza entered into an Asset Purchase Agreement, or the APA, pursuant to which Lonza acquired our exosome manufacturing facility and related assets, and subleased the premises, located at 4 Hartwell Place, Lexington, Massachusetts. On November 15, 2021, we and Lonza closed the transactions contemplated by the APA, or the Lonza Closing. In connection with the Lonza Closing, and as consideration for the APA, we and Lonza entered into a Manufacturing Services Agreement, or the MSA. Pursuant to the MSA, Lonza will become the exclusive manufacturing partner for future clinical and commercial manufacturing of our exosome products pipeline, subject to limited exceptions. As consideration for the transactions contemplated by the APA and the associated ancillary agreements, we are entitled to approximately $65.0 million worth of exosome manufacturing services for our clinical programs during the next four years. Commencing in 2026, we shall purchase from Lonza a contractually agreed minimum amount of exosome manufacturing services per year for ten years, or if earlier, until the fifth (5th) anniversary of the first commercial sale of a Codiak exosome product, subject to limited exceptions.

Also in connection with the Lonza Closing, we and Lonza entered into a Licensing and Collaboration Agreement, or the License. Pursuant to the License, we granted Lonza a worldwide, exclusive and sub-licensable license to our high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field, and a worldwide, non-exclusive and sub-licensable license to such intellectual property for non-therapeutical uses outside the contract development and manufacturing field. Pursuant to the License, we are eligible to receive from Lonza a double-digit percentage of future sublicensing revenues. We shall retain our pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. The companies will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage the strengths of both companies to pursue developments in exosome production, purification and analytics.

We have not generated any revenue from product sales and do not expect to do so for several years, and may never do so. We advanced our first two engEx product candidates, exoSTING and exoIL-12, into clinical trials in September 2020 and in November 2021, we announced that the FDA had cleared our IND for exoASO-STAT6, which will allow us to begin dosing study subjects in the first half of 2022. All of our other engEx exosomes are still in preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our engEx product candidates. Since our inception, we have incurred significant losses, including net losses of $37.2 million and $91.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $325.2 million. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
initiate and conduct clinical trials for exoSTING, exoIL-12 and exoASO-STAT6 and any other engEx product candidates we identify and choose to develop;
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

As of December 31, 2021, we had cash and cash equivalents of $76.9 million. We expect that our existing cash and cash equivalents as of December 31, 2021 will not enable us to fund our current operating plan and capital expenditure requirements for twelve months following the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. These factors raise substantial doubt about our ability to continue as a going concern. See ‘‘—Liquidity and capital resources’’ for further information.

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

In January 2019, we entered into a Collaboration and License Agreement with Jazz, pursuant to which we granted Jazz an exclusive, worldwide, royalty-bearing license to use our engEx Platform for the purposes of developing, manufacturing and commercializing exosome therapeutic candidates directed at up to five targets. In April 2021, we and Jazz mutually agreed to discontinue our work on STAT3, one of five oncogene targets subject to the Collaboration and License Agreement. On June 30, 2021, Jazz formally nominated the fifth collaboration target. In January 2022, we and Jazz mutually agreed to discontinue work on the NRAS program. As a result of this discontinuation, Jazz may nominate a replacement target, subject to nomination requirements as outlined in the collaboration agreement.

In June 2020, we entered into a Research License and Option Agreement with Sarepta, pursuant to which we received funding to conduct collaborative research, and provided Sarepta with options to obtain exclusive licenses for exosome therapeutic candidates directed at up to five targets. Sarepta notified us that it was terminating early the two-year Research License and Option Agreement, effective as of December 3, 2021. In the future, we expect substantially all of our revenue to be generated from our collaboration with Jazz and any other collaboration and license agreements we may enter into going forward.

The following is a summary of revenue recognized for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
Revenue:	2021	2020
Jazz revenue	$11,322	$641
Sarepta revenue	11,613	2,274
Total collaboration revenue	$22,935	$2,915

Total revenue for the years ended December 31, 2021 and 2020 was $22.9 million and $2.9 million, respectively. The timing of revenue recognition is not directly correlated to the timing of cash receipts. Total deferred revenue related to our collaborative agreements as of December 31, 2021 and 2020 was $43.6 million and $62.7 million, respectively.

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
•
Initiation of the clinical development of exoASO-STAT6 in a Phase 1 clinical trial;
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

Our primary focus of research and development since inception has been the development of our engEx Platform and our pipeline of engEx product candidates, including our initial product candidates, exoSTING, exoIL-12, exoASO-STAT6 and discovery programs. Our research and development costs consist of personnel costs, external costs, such as fees paid to CMOs, CROs, and consultants in connection with our clinical and preclinical studies and experiments, and other internal costs, including rent, depreciation, and other miscellaneous costs. We do not allocate employee-related costs and other internal costs to specific research and development programs because these costs are used across all programs under development. We present external research and development costs for any individual engEx product candidate when we obtain Investigational New Drug, or IND, approval. As IND approval was received for exoSTING and exoIL-12 in 2020 and exoASO-STAT6 in 2021, we have presented our research and development costs below.

The following table reflects our research and development expenses for each period presented:

	YEAR ENDED DECEMBER 31,
	2021	2020

Personnel-related (including stock-based compensation)	$25,812	$21,244
engEx Platform	12,184	9,183
exoIL-12	6,168	3,922
exoSTING	4,322	22,358
exoASO-STAT6	3,631	5,854
Other research and development expenses	12,738	11,420
Total research and development expenses	$64,855	$73,981

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we conduct clinical trials for our lead engEx product candidates, exoSTING, exoIL-12 and exoASO-STAT6, continue to discover and develop additional engEx product candidates, continue to invest in manufacturing technologies, enhance our engEx Platform, expand into additional therapeutic areas and incur expenses associated with hiring additional personnel to support our research and development efforts.

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
•
our ability to secure from Lonza, under our manufacturing arrangement with them, sufficient supply of our product candidates for clinical trials or commercial use, if approved;
•
our ability to maintain our collaborative arrangements with Jazz and earn milestone payments thereunder;
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

Other income (expense), net

Gain on Disposition

Gain on disposition consists of our APA with Lonza, an arrangement related to the sale of certain assets and rights associated with the exosome manufacturing and supply business.

Interest income

Interest income consists of interest income earned from our cash, cash equivalents and investments.

Interest expense

Interest expense consists of interest expense incurred from our term loan facility with Hercules.

Other income

Other income primarily consists of the sublease income under the sublease portion of our 35 CambridgePark Drive office and laboratory space and 4 Hartwell Place manufacturing facility.

Income taxes

Since our inception in 2015, we have not recorded any US federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of $189.4 million and $188.7 million, respectively, which may be available to offset future taxable income. During the year ended December 31, 2021, we generated a federal net operating loss of $152.9 million, which has an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and our state net operating loss carryforwards would begin to expire in 2035. As of December 31, 2021, the Company had federal and state research and development credit carryforwards of $10.5 million and $5.0 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively.

Results of operations

The following table summarizes our consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Revenue:
Collaboration revenue	$22,935	$2,915
Total revenue	22,935	2,915
Operating expenses:
Research and development	64,855	73,981
General and administrative	27,629	19,852
Total operating expenses	92,484	93,833
Loss from operations	(69,549)	(90,918)
Other income (expense):
Gain on disposition	33,286	-
Other income	1,780	906
Interest income	22	253
Interest expense	(2,696)	(1,906)
Total other income (expense), net	32,392	(747)
Net loss	$(37,157)	$(91,665)

Collaboration revenue

Collaboration revenue increased by approximately $20.0 million from $2.9 million for the year ended December 31, 2020 to $22.9 million for the year ended December 31, 2021. This increase was primarily driven by us and Jazz mutually agreeing to discontinue their work on STAT3, one of the five oncogene targets subject to the Jazz Collaboration Agreement, for $10.9 million, in addition to the early termination of the Research License and Option Agreement, with Sarepta for $7.0 million. The remaining $2.2 million is a result of operations with Sarepta prior to the termination of the Research License and Option Agreement. The agreement with Sarepta was executed in June 2020 and was terminated effective as of December 3, 2021.

Research and development expense

The following table summarizes our research and development expenses for years ended December 31, 2021 and 2020, along with the changes in those items (in thousands):

	YEAR ENDED DECEMBER 31,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
Personnel-related (including stock-based compensation)	$25,812	$21,244	$4,568	22%
engEx Platform	12,184	9,183	3,001	33%
exoIL-12	6,168	3,922	2,246	57%
exoSTING	4,322	22,358	(18,036)	-81%
exoASO-STAT6	3,631	5,854	(2,223)	-38%
Other research and development expenses	12,738	11,420	1,318	12%
Total research and development expenses	$64,855	$73,981	$(9,126)

Research and development expenses decreased $9.1 million from $74.0 million for the year ended December 31, 2020 to $64.9 million for the year ended December 31, 2021.

The decrease in research and development expenses was primarily attributable to the following:

•
$4.6 million increase in personnel-related costs primarily driven by an increase in headcount to support increased research and development activities;
•
$3.0 million increase in costs related to our engEx Platform, driven primarily by a $1.8 million increase in consultant and professional service expenses and a $1.0 million increase in laboratory expenses due to the resumption of normal laboratory operations following a temporary shutdown during COVID-19 pandemic in 2020;
•
$2.2 million increase in expenses incurred to advance exoIL-12, driven primarily by an increase in manufacturing costs related to the exoIL-12 resupply manufacturing run;
•
$18.0 million decrease in expenses incurred to advance exoSTING, driven primarily by a milestone payment of $17.7 million triggered under our license agreement with Kayla Therapeutics in September 2020 and a decrease of $1.5 million in exoSTING manufacturing costs, partially offset by an increase of $1.2 million of clinical costs as the program entered the clinical stage in September 2020;
•
$2.2 million decrease in expenses incurred to advance exoASO-STAT6, driven primarily by a decrease of $4.2 million for clinical manufacturing expenses for exosomes, partially offset by an increase of $1.2 million GLP Tox studies and other external research and pre-clinical studies and an increase of $0.6 million for clinical costs; and
•
$1.3 million increase in other research and development costs, including rent, depreciation, and other miscellaneous costs, primarily due to increased depreciation on new equipment

General and administrative expense

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020, along with the changes in those items (in thousands):

	YEAR ENDED DECEMBER 31,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2021	2020	(DECREASE)	(DECREASE)
Personnel-related (including stock-based compensation)	$13,990	$10,725	$3,265	30%
Professional fees	5,641	5,188	453	9%
Facility-related and other general and administrative	7,998	3,939	4,059	103%
Total general and administrative expenses	$27,629	$19,852	$7,777

General and administrative expenses increased $7.8 million from $19.9 million for the year ended December 31, 2020 to $27.6 million for the year ended December 31, 2021.

The increase in general and administrative expenses was primarily attributable to the following:

•
$3.3 million increase in personnel-related costs primarily driven by an increase in general and administrative headcount to support our overall growth and our transition to becoming a public company;
•
$0.5 million increase in professional fees, driven primarily by increases in accounting services incurred in connection with operating as a public company; and
•
$4.1 million increase in facility related and other general and administrative expenses primarily driven by an increase in corporate insurance costs of $2.4 million, general business expenses of $0.8 million related to hiring, training, and COVID testing, and facilities and office expenses of $0.6 million

Gain on disposition

Gain on disposition increased from zero for the year ended December 31, 2020 to $33.3 million for the year ended December 31, 2021. The increase was driven by the gain recognized upon the sale of certain assets and rights associated with exosome manufacturing and supply business in the APA with Lonza (Note 3).

Interest income

Interest income for the years ended December 31, 2021 and 2020 was less than $0.1 million and $0.3 million, respectively. The $0.2 million decrease in interest income was driven primarily by the maturity of all our investments in April 2020, along with a broader overall decline in interest rates on money market securities.

Interest expense

Interest expense increased $0.8 million from $1.9 million for the year ended December 31, 2020 to $2.7 million for the year ended December 31, 2021. The increase was primarily driven by an additional draw down under the Hercules term loan facility of $15.0 million in July 2020.

Other income

Other income increased by $0.9 million from $0.9 million for the year ended December 31, 2020 to $1.8 million for the year ended December 31, 2021. The increase in other income was driven by rental income received from our sublease that began in May 2020, offset by reduction in the amortization of purchased premiums and discounts associated with our investments, as a result of the maturity of all of our investments in April 2020 and the disposal of fixed assets during 2021.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our engEx product candidates, which are in various phases of early-stage and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through December 31, 2021 with aggregate net proceeds of $168.2 million from sales of our redeemable convertible preferred stock, $24.6 million from our term loan facility with Hercules, net of issuance costs, and $66.0 million received from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our IPO for net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering for net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses. As of December 31, 2021, we had cash and cash equivalents of $76.9 million.

Hercules Loan Agreement

On September 30, 2019, or the Hercules Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million, or the Term Loan Facility, was made available to us in four tranches, subject to certain terms and conditions. Ten million of the first tranche was advanced to us on the Hercules Closing Date and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Under the Loan Agreement, there were three additional tranches made available to us of $10.0 million (tranche two), $10.0 million (tranche three), and $30.0 million (tranche four). As of December 31, 2021, tranche two and tranche three had expired under the Loan Agreement.

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

Effective September 17, 2021, or the Second Hercules Closing Date, we amended the Loan Agreement with Hercules (the Amended Loan Agreement), increasing the aggregate principal amount available from $75.0 million under the Term Loan Facility to $85.0 million, or the Amended Term Loan Facility.

Under the Amended Term Loan Facility, a new third tranche of $10.0 million was established and was available immediately at our option through December 15, 2021. Tranche four was amended such that the $30.0 million available is now available through the interest only period, subject to future Lender investment Committee Approval. Tranche five of up to $20.0 million was established under the Amended Loan Agreement and is available through September 30, 2023, upon satisfaction of certain clinical milestones. Tranche five is only available in minimum draws of $5.0 million.

Advances under the Amended Term Loan Facility bear interest at a rate equal to the greater of (i) 8.25% plus the Prime Rate (as reported in The Wall Street Journal) less 3.25%, and (ii) 8.25%. The interest only period under the Term Loan Facility was extended from November 1, 2022 to October 1, 2023 under the Amended Term Loan Facility and is further extendable to October 1, 2024 upon achievement of certain clinical milestones. Under the Amended Term Loan Facility, following the interest only period, we will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2025, compared to October 1, 2024 under the Term Loan Facility.

We may prepay advances under the Amended Loan Agreement, in whole or in part, at any time subject to a prepayment charge (Prepayment Premium) equal to: (i) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Second Hercules Closing Date, (ii) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Second Hercules Closing Date, or (iii) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Second Hercules Closing Date.

Upon prepayment or repayment of all or any of the term loans under the Amended Term Loan Facility, we will pay (in addition to any Prepayment Premium) an end of term charge of 5.5% of the aggregate funded amount under the Amended Term Loan Facility. With respect to the first tranche, an end of term charge of $1.4 million will be payable upon any prepayment or repayment.

The end of term charge of $1.4 million, or 5.5% of the $25.0 million of principal advanced under the Term Loan Facility, remains payable at the maturity date under the original term Loan Facility of October 1, 2024. To the extent that we are provided with additional advances under the Amended Term Loan Facility, the 5.5% end of term charge will be applied to any such additional amounts, payable on October 1, 2025, the amended maturity date of the Amended Term Loan Facility.

The Amended Term Loan Facility remains secured by a lien on substantially all of our assets, other than our intellectual property. We have agreed not to pledge or grant a security interest on our intellectual property to any third party. The Term Loan Facility also contains customary covenants and representations, including a liquidity covenant, whereby we are obligated to maintain, in an account covered by Hercules’ account control agreement, an amount equal to the lesser of: (i) 110% of the amount of our obligations under the Term Loan Facility or (ii) our then-existing cash and cash equivalents; financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

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

Historical cash flows

The following table provides information regarding our cash flows for each period presented:

	YEAR ENDED DECEMBER 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(74,144)	$(63,361)
Investing activities	(3,245)	52,010
Financing activities	65,412	89,583
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,977)	$78,232

Operating activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

During the year ended December 31, 2021, operating activities used $74.1 million of cash, primarily due to a net loss of $37.2 million, a gain on disposition of $33.3 million related to our APA with Lonza, partially offset by non-cash charges of $10.1 million for stock-based compensation, $5.3 million for depreciation, and $0.5 million for non-cash interest expense.

Additionally, changes in our operating assets and liabilities primarily consisted of a $1.5 million decrease in our operating lease liabilities, a $19.0 million decrease in deferred revenue, a $1.0 million net increase in accounts payable and accrued expenses and a $1.2 million net increase in prepaid expenses and other current assets. The change in our deferred revenue was primarily driven by us and Jazz mutually agreeing to discontinue their work on STAT3, in addition to the early termination of the Research License and Option Agreement, with Sarepta. The change in our operating lease liabilities and operating lease right-of-use assets were driven by our 4 Hartwell Place and 35 CambridgePark Drive leases in the year ended December 31, 2021.

During the year ended December 31, 2020, operating activities used $63.4 million of cash, primarily due to a net loss of $91.7 million, partially offset by non-cash charges of $7.1 million for stock-based compensation, $4.4 million for depreciation, $2.7 million for common stock earned by Kayla Therapeutics in connection with our license agreement, and $0.4 million for non-cash interest expense. Additionally, changes in our operating assets and liabilities primarily consisted of a $10.1 million increase in our operating lease liabilities, a $7.1 million increase in deferred revenue, a $1.2 million decrease related to our operating lease right-of-use assets, a $4.4 million net decrease in accounts payable and accrued expenses and a $0.1 million net increase in prepaid expenses and other current assets. The change in our deferred revenue was due to proceeds from our Research License and Option Agreement with Sarepta. The change in our operating lease liabilities and operating lease right-of-use assets were driven by our 4 Hartwell Place and 35 CambridgePark Drive leases and lease incentive payments of $13.0 million received in the year ended December 31, 2020.

Investing activities

During the year ended December 31, 2021, net cash used in investing activities was $3.2 million for purchases of property and equipment.

During the year ended December 31, 2020, net cash provided by investing activities was $52.0 million, consisting of maturities of short-term investments of $73.1 million, partially offset by $21.1 million of purchases of property and equipment.

Financing activities

During the year ended December 31, 2021, net cash provided by financing activities was $65.4 million, driven by our follow-on public offering, completed on February 17, 2021, resulting in aggregate net proceeds of $61.7 million, and $3.7 million resulting from the proceeds from the exercise of common stock options.

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

Plan of operation and future funding requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance our clinical trials of exoSTING, exoIL-12, exoASO-STAT6 and our preclinical activities for our engEx development programs. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we expect that our cash and cash equivalents as of December 31, 2021 will be insufficient to allow us to fund our current operating plan through at least the next twelve months from the filing of this Annual Report on Form 10-K. Accordingly, we will be required to raise additional funds through public equity financing, establish collaborations with, or license our technology to other companies, seek alternative means of financial support or both, in order to continue to fund our operations in the future. There can be no assurance, however, that additional fund raising will be successful and available on terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate certain costs related to our operations and research and development programs.

On November 1, 2021, we and Lonza entered into the APA, pursuant to which Lonza acquired our exosome manufacturing facility and related assets, and subleased the premises, located at 4 Hartwell Place, Lexington, Massachusetts. In connection with the Lonza Closing, and as consideration for the APA, we and Lonza entered into a Manufacturing Services Agreement, or the MSA. Pursuant to the MSA, Lonza will become the exclusive manufacturing partner for future clinical and commercial manufacturing of our exosome products pipeline, subject to limited exceptions. Under the MSA, we shall receive approximately $65.0 million worth of exosome manufacturing services for our clinical programs during the next four years. Commencing in 2026, we shall purchase from Lonza a contractually agreed minimum amount of exosome manufacturing services per year for ten years, or if earlier, until the fifth (5th) anniversary of the first commercial sale of a Codiak exosome product, subject to limited exceptions.

Also in connection with the Lonza Closing, we and Lonza entered into a Licensing and Collaboration Agreement, or the License. Pursuant to the License, we granted Lonza a worldwide, exclusive and sub-licensable license to our high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field, and a worldwide, non-exclusive and sub-licensable license to such intellectual property for non-therapeutical uses outside the contract development and manufacturing field. Pursuant to the License, we are eligible to receive from Lonza a double-digit percentage of future sublicensing revenues. We shall retain our pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. The companies will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage the strengths of both companies to pursue developments in exosome production, purification and analytics.

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

Contractual obligations

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)(2)	$54,932	$6,252	$13,061	$13,840	$21,779
Long-term debt obligations(3)	25,000	-	14,453	10,547	-
Total	$79,932	$6,252	$27,514	$24,387	$21,779

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

(1)
On March 5, 2019, we entered into a non-cancelable property lease for 18,707 square feet of manufacturing space in Lexington, Massachusetts. The lease term commenced in July 2019 and is expected to end in December 2029. We have the option to extend the lease twice, each for a five-year period, at market-based rent. We fully occupied the space in late-2020. Included in the table above are the future lease payments, which exclude operating expenses and real estate taxes. Lease payments began in January 2020 and are expected to be approximately $1.1 million in each of 2022, 2023, 2024, and 2025, $1.2 million in 2026, and $3.7 million thereafter. The landlord contributed a total of up to $1.3 million toward the cost of tenant improvements. We were required to provide a $0.4 million security deposit, which we provided in the form of a letter of credit in the favor of the landlord. These amounts are excluded from the table above. In November 2021, we executed a Second Amendment to the lease (Master Lease Amendment). The only substantive change made to the terms and conditions of the master lease as instituted by the Master Lease Amendment relates to the fact that base rent charges increased by $7 per square foot per year for the remainder of the lease term.
(2)
On March 22, 2019, we entered into a non-cancelable property lease for 68,258 square feet of office and laboratory space in Cambridge, Massachusetts. The lease term commenced upon execution of the lease on March 26, 2019 and is expected to end in November 2029. We have the option to extend the lease once for a ten-year period at market-based rent. We occupied the space in February 2020 as our new corporate headquarters. Included in the table above are the future lease payments, which exclude operating expenses and real estate taxes. Lease payments began in November 2019 and are expected to be approximately $5.2 million in 2022, $5.3 million in 2023, $5.5 million in 2024, $5.7 million in 2025, $5.8 million in 2026, and $18.1 million thereafter. The landlord has contributed a total of $12.3 million toward the cost of tenant improvements. We were required to provide a $3.7 million security deposit, which we provided in the form of a letter of credit in the favor of the landlord. These amounts are excluded from the table above.
(3)
On September 30, 2019 and amended on September 17, 2021, we entered into the Hercules Loan Agreement pursuant to which we may receive advances in four separate tranches based on specified terms and provisions, of up to an aggregate principal amount of $85.0 million. As of December 31, 2021, we received advances under the first tranche totaling $25.0 million and paid issuance costs of $0.6 million. Advances under the Amended Term Loan Facility bear interest at a rate equal to the greater of (i) 8.25% plus the Prime Rate (as reported in The Wall Street Journal) less 3.25%, and (ii) 8.25%. The interest only period under the Term Loan Facility was extended from November 1, 2022 to October 1, 2023 under the Amended Term Loan Facility. We will now make interest only payments through October 1, 2023, and is further extendable to October 1, 2024 upon achievement of certain clinical milestones. Under the Amended Term Loan Facility, following the interest only period, we will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2025, compared to October 1, 2024 under the Term Loan Facility.

Commencing on May 18, 2020, we entered into a sublease for 23,280 square feet of our leased space in Cambridge, Massachusetts. The term of the sublease is two years with one option to extend for one year at the sublessee’s option at a rate equal to the greater of (i) an increase of 3.0% of the annual rent owed by the sublessee in year two and (ii) market rent for the subleased premises. Effective July 1, 2021, we received notice of the sublessee's intent to exercise its option to extend the sublease for a one-year period through May 2023. Anticipated cash receipts under the sublease are $1.9 million and $0.9 million for the years ended December 31, 2022 and 2023, respectively, excluding reimbursement for a ratable portion of operating expenses. We remain jointly and severally liable under the terms of the head lease and therefore present the cash payments, inclusive of our obligation under the head lease for the subleased premises, in the table above. As such, the operating lease commitments in the table above do not include the expected cash receipts under the sublease.

On November 15, 2021, we entered into a sublease agreement for the entirety of its leased space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the sublease the tenant is obligated to pay us base rent of approximately $1.0 million per year, subject to a 2.8% annual increase, plus certain operating expenses and other costs. The initial lease term commenced on November 15, 2021 and continues through November 30, 2024. The tenant has the option to extend the sublease term for five 12-month periods on the same terms and conditions as the current sublease, subject to an increase of 2.8% in the annual fixed rent charges. Additionally, the tenant has the right to have the associated master lease assigned to it beginning on January 1, 2026, subject to the landlord’s consent. We remain jointly and severally liable under the terms of the master lease and therefore present the cash payments, inclusive of our obligation under the master lease for the subleased premises, in the table above. As such, the operating lease commitments in the table above do not include the expected cash receipts under the sublease.

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

We have a license agreement with Kayla Therapeutics, pursuant to which we obtained a co-exclusive worldwide, sublicensable license, under certain patent rights and to related know-how and methods to research, develop, manufacture and commercialize compounds and products covered by such patent rights in all diagnostic, prophylactic and therapeutic uses. Such license rights include certain exclusive rights to the STING agonist compound in our exoSTING product candidate. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize products under the licensed patent rights, and are obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of our common stock upon the achievement of specified clinical and regulatory milestones. The milestone was achieved upon the first dosing of exoSTING to the first subject in a Phase 1/2 clinical trial in September 2020. Upon the achievement of the milestone, we were obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million and was paid in October 2020. In addition, we are required to pay Kayla a percentage of the payments that we receive from sublicensees of the rights licensed to us by Kayla, excluding any royalties. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. We do not include these variable and contingent payments in the table above as they are not fixed and estimable. We may terminate the license agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. We or

Kayla may terminate the license agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof.

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

Revenue recognition

To date, we have entered into a collaboration and license arrangement for the research, development and commercialization of product candidates, from which we expect to generate revenue in the foreseeable future. Accordingly, the contracts with our customers include promises related to licenses of intellectual property, research and development services and options to purchase additional goods and/or services. We recognize revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized, we perform the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

Disposition of Business

We account for the derecognition of a group of assets that is a business in transactions with noncustomers in accordance with ASC 810-10-40. We measure the gain or loss upon derecognition as the difference between: (i) aggregate fair value of any consideration received and (ii) carrying amount of the group of assets, net of transaction and other costs directly attributable to the transaction. Gains and losses are recognized as of the date we cease to have a controlling financial interest in the associated group of assets. Consideration received, including contingent consideration, is initially measured at fair value. Contingent consideration is subsequently remeasured by recognizing increases using a gain contingency approach and impairments based on the loss contingency model. Both the fair value of the consideration received and any potential future contingent gains contain unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on internal business plans, and applies certain assumptions about risk and uncertainties.

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

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain our employees.

Fair value of stock-based awards

We determine the fair value of restricted stock awards in reference to the fair value of our common stock less any applicable purchase price. We estimate the fair value of our stock options granted with service-based and/or performance-based vesting conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of our common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) prior to our IPO, the fair value of our common stock. Due to the historic lack of a public market for the trading of our common stock prior to our IPO, and a lack of company-specific historical and implied volatility data, we base the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, we select companies with comparable characteristics to ours and with historical share price information that approximates the expected term of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of our stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Similarly, following the adoption of ASU 2018-07 on January 1, 2019, we have elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, we may elect to use either the contractual term or the expected term for stock options granted to non-employees, on an award-by-award basis. Prior to the adoption of ASU 2018-07, for stock options granted to non-employees, we utilized the contractual term of the option as the basis for the expected term assumption. For the determination of the risk-free interest rates, we utilize the U.S. Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock. Historically, for periods prior to our IPO, the fair value of our equity instruments underlying our stock-based awards was determined on each grant date by our board of directors, or the compensation committee thereof, based on valuation estimates from management considering our most recently available independent third-party valuation of our equity instruments. Our board of directors, or the compensation committee thereof, also assessed and considered, with input from management, additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date. Subsequent to our IPO, the fair value of our common stock is determined based on the relevant trading price on the Nasdaq Global Market on the grant date of the associated award.

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

Determination of fair value of common stock after our IPO

Subsequent to our IPO, the fair value of our common stock is determined based on the relevant trading price on the Nasdaq Global Market on the grant date of the associated stock option.

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

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate fluctuation risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are primarily invested in short-term U.S. Treasury obligations, and our Term Loan Facility bears interest at a variable rate.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 or 2020.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1

Fourth Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39615), filed on March 17, 2021).

3.2	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-39615), filed on March 17, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

4.2

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated November 17, 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-39615),filed on March 17, 2021).

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

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.4#*	Amended and Restated Non-Employee Director Compensation Practices

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

10.11

Employment Agreement by and between the Registrant and Yalonda Howze, dated September 23, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-252888), filed on February 9, 2021).

10.12

Lease Agreement by and between the Registrant and King 4 Hartwell Place, LLC, dated March 5, 2019 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.13

Lease Agreement by and between the Registrant and DIV 35 CPD, LLC, dated March 22, 2019, as amended by that certain First Amendment to Lease, dated October 22, 2019 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248692), filed on October 7, 2020).

10.14†

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

10.16

Loan and Security Agreement by and between the Registrant and Hercules Capital, Inc., dated September 30, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33co3-248692), filed on October 7, 2020).

10.17

Second Amendment to Loan and Security Agreement by and between the Registrant and Hercules Capital, Inc., dated September 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39615), filed on November 4, 2021).

10.18*†	Asset Purchase Agreement by and between the Registrant and Lonza Rockland, Inc., dated November 1, 2021.

10.19*†	Manufacturing Services Agreement by and between the Registrant and Lonza Rockland, Inc., dated November 15, 2021.

10.20*†	Licensing and Collaboration Agreement by and between the Registrant and Lonza Rockland, Inc., dated November 15, 2021.

10.21

Sales Agreement by and between the Registrant and Jefferies LLC, dated November 4, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39615), filed on November 4, 2021).

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CODIAK BIOSCIENCES, INC.

Dated: March 10, 2022	By:	/s/ Douglas E. Williams
	Name:	Douglas E. Williams, Ph.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following person in the capacities and on the date indicated.

NAME	TITLE	Date

/s/ Douglas E. Williams Douglas E. Williams, Ph.D.	Chief Executive Officer, Director (Principal Executive Officer)	March 10, 2022

/s/ Linda C. Bain Linda C. Bain	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022

/s/ Steven Gillis Steven Gillis, Ph.D.	Chairman of the Board	March 10, 2022

/s/ Karen Bernstein Karen Bernstein, Ph.D.	Director	March 10, 2022

/s/ Charles L. Cooney Charles L. Cooney, Ph.D.	Director	March 10, 2022

/s/ Jason Haddock Jason Haddock	Director	March 10, 2022

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	March 10, 2022

/s/ Anne-Virginie Eggimann Anne-Virginie Eggimann, M.Sc.	Director	March 10, 2022

/s/ Lini Pandite	Director	March 10, 2022
Lini Pandite, MBChB

CODIAK BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Codiak BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Codiak BioSciences, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 10, 2022

CODIAK BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$76,938	$88,915
Prepaid manufacturing services	7,315	101
Prepaid expenses and other current assets	5,918	4,742
Total current assets	90,171	93,758
Property and equipment, net	23,479	31,410
Restricted cash	4,170	4,170
Operating right-of-use assets	21,957	22,003
Prepaid manufacturing services, net of current portion	31,893	-
Total assets	$171,670	$151,341
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,838	$2,018
Accrued expenses	9,703	8,870
Deferred revenue	12,963	5,281
Operating lease liabilities	2,661	1,482
Total current liabilities	27,165	17,651
Long-term liabilities:
Deferred revenue, net of current portion	30,686	57,416
Note payable, net of discount	25,430	24,960
Operating lease liabilities, net of current portion	34,884	36,540
Other long-term liabilities	-	207
Total liabilities	118,165	136,774
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 22,383,830 and 18,787,579 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	378,750	302,655
Accumulated deficit	(325,247)	(288,090)
Total stockholders’ equity	53,505	14,567
Total liabilities and stockholders’ equity	$171,670	$151,341

The accompanying notes are an integral part of these consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2021	2020
Revenue:
Collaboration revenue	$22,935	$2,915
Total revenue	22,935	2,915
Operating expenses:
Research and development	64,855	73,981
General and administrative	27,629	19,852
Total operating expenses	92,484	93,833
Loss from operations	(69,549)	(90,918)
Other income (expense):
Gain on disposition	33,286	-
Other income	1,780	906
Interest income	22	253
Interest expense	(2,696)	(1,906)
Total other income (expense), net	32,392	(747)
Net loss	$(37,157)	$(91,665)
Cumulative dividends on redeemable convertible preferred stock	-	(10,831)
Net loss attributable to common stockholders	$(37,157)	$(102,496)
Net loss per share attributable to common stockholders, basic and diluted	$(1.70)	$(16.18)
Weighted average common shares outstanding, basic and diluted	21,794,546	6,332,841
Comprehensive loss:
Net loss	$(37,157)	$(91,665)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	-	(43)
Total other comprehensive loss	-	(43)
Comprehensive loss	$(37,157)	$(91,708)

The accompanying notes are an integral part of these consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE (LOSS)	ACCUMULATED	TOTAL STOCK- HOLDERS EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	(DEFICIT)
Balance at December 31, 2019	33,200,000	$44,169	20,520,828	$81,108	20,204,079	$89,507	2,997,040	$—	$2	$43	$(192,878)	$(192,833)
Issuance of Series B redeemable convertible preferred stock in conjunction with sponsored research agreement	—	—	62,500	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	47,592	—	232	—	—	232
Issuance of common stock in connection with license agreement	—	—	—	—	—	—	177,318	—	2,660	—	—	2,660
Accretion of redeemable convertible preferred stock to redemption value		2,097	—	3,853	—	4,834	—	—	(7,237)	—	(3,547)	(10,784)
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,080	—	—	7,080
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(33,200,000)	(46,266)	(20,583,328)	(84,961)	(20,204,079)	(94,341)	10,065,629	1	225,567	—	—	225,568
Issuance of common stock upon initial public offering, net of issuance costs of $2,373	—	—	—	—	—	—	5,500,000	1	74,351	—	—	74,352
Net loss	—	—	—	—	—	—	—	—	—	—	(91,665)	(91,665)
Balance at December 31, 2020	—	$—	—	$—	—	$—	18,787,579	$2	$302,655	$—	$(288,090)	$14,567
Exercise of options to purchase common stock	—	—	—	—	—	—	433,751	—	3,737	—	—	3,737
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,677	—	—	10,677
Issuance of common stock upon public offering, net of issuance costs of $560	—	—	—	—	—	—	3,162,500	—	61,681	—	—	61,681
Net loss	—	—	—	—	—	—	—	—	—	—	(37,157)	(37,157)
Balance at December 31, 2021	—	$—	—	$—	—	$—	22,383,830	$2	$378,750	$—	$(325,247)	$53,505

The accompanying notes are an integral part of these consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,157)	$(91,665)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation expense	10,142	7,080
Gain on disposition	(33,286)	-
Loss on disposal of property and equipment	42	-
Non-cash interest expense	470	388
Fair value of common stock earned in connection with license agreement	-	2,660
Depreciation and amortization expense	5,341	4,363
Accretion of investments	-	(40)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,238)	(117)
Prepaid manufacturing services	63	(101)
Operating right-of-use assets	1,080	1,183
Other non-current assets	-	48
Accounts payable	96	(378)
Accrued expenses	862	(3,985)
Deferred revenue	(19,048)	7,085
Operating lease liabilities	(1,511)	10,118
Net cash used in operating activities	(74,144)	(63,361)
Cash flows from investing activities:
Purchases of property and equipment	(3,245)	(21,052)
Maturities of investments	-	73,062
Net cash (used in) provided by investing activities	(3,245)	52,010
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	-	15,000
Proceeds from exercise of common stock options	3,738	232
Proceeds from public offering of common stock, net of issuance costs	61,674	74,351
Net cash provided by financing activities	65,412	89,583
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,977)	78,232
Cash, cash equivalents and restricted cash, beginning of period	93,085	14,853
Cash, cash equivalents and restricted cash, end of period	$81,108	$93,085
Supplemental disclosures:
Cash paid for interest	$2,242	$1,403
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$152	$1,122
Deferred offering costs included in accrued expenses	$98	$165
Accretion of redeemable convertible preferred stock to redemption value	$-	$10,784
Operating right-of-use assets obtained in exchange for operating lease liabilities	$1,034	$23,186
Conversion of convertible preferred stock into common stock	$-	$225,568

	DECEMBER 31,
Reconciliation to amounts within the consolidated balance sheets	2021	2020
Cash and cash equivalents	$76,938	$88,915
Restricted cash	4,170	4,170
Cash, cash equivalents and restricted cash at end of period	$81,108	$93,085

The accompanying notes are an integral part of these consolidated financial statements.

CODIAK BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

1. Nature of the business

Codiak BioSciences, Inc. (collectively, with its consolidated subsidiaries, any of Codiak, we, us, or the Company) was incorporated in Delaware on June 12, 2015 and is headquartered in Cambridge, Massachusetts. Codiak is a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging Codiak’s deep understanding of exosome biology, the Company has developed its engineering and manufacturing platform (the engEx Platform), to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. Codiak has utilized its engEx Platform to generate a deep pipeline of engineered exosomes (engEx exosomes) aimed at treating a broad range of diseases, including oncology, neuro-oncology, and infectious disease and rare disease. In September 2020, Codiak initiated clinical trials for its two lead product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. In November 2021, Codiak announced that the U.S. Food and Drug Administration, or FDA, cleared its Investigational New Drug Application (IND) for exoASO-STAT6. This will be Codiak’s first systemically delivered exosome therapeutic candidate. To its knowledge, exoSTING,exoIL-12 and exoASO-STAT6 are the first engineered exosomes to enter clinical development.

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

The Company has primarily funded its operations with proceeds from the sales of common stock, redeemable convertible preferred stock, collaborative and research arrangements with Jazz and Sarepta and its Loan and Security agreement with Hercules Capital, Inc. (Hercules). As of December 31, 2021, the Company has raised an aggregate of $168.2 million through the issuance of its redeemable convertible preferred stock and convertible debt, net of issuance costs, $24.6 million from its term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from its collaborations with Jazz and Sarepta. On October 16, 2020, the Company completed its initial public offering (IPO), pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, on February 17, 2021, the Company completed a follow-on public offering, pursuant to which it issued and sold 3,162,500 shares of its common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company expects that its cash and cash equivalents as of December 31, 2021 of $76.9 million, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. Accordingly, the Company will be required to raise additional funds through a public equity financing, establish collaborations with, or license its technology to other companies, seek alternative means of financial support or both, in order to continue to fund its operations in the future. There can be no assurance, however, that additional fund raising will be successful and available on terms acceptable to the Company, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate certain costs related to its operations and research and development programs.

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

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Codiak Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

We have made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, stock-based compensation, accrued expenses, leases, gain upon derecognition, contingent consideration and the long-lived lives of useful assets. We base our estimates on historical experience and various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results that we experience may differ materially from our estimates. Significant estimates relied upon in preparing these financial statements include, among others, those related to the fair value of equity awards, revenue recognition, accrued expenses, leases, gain upon derecognition, contingent consideration, income taxes, and long-lived lives of useful assets.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s long-lived assets are held in the United States.

Disposition of Business

The Company accounts for the derecognition of a group of assets that is a business in transactions with noncustomers in accordance with ASC 810-10-40. The Company measures the gain or loss upon derecognition as the difference between: (i) aggregate fair value of any consideration received and (ii) carrying amount of the group of assets, net of transaction and other costs directly attributable to the transaction. Gains and losses are recognized as of the date the Company ceases to have a controlling financial interest in the associated group of assets. Consideration received, including contingent consideration, is initially measured at fair value. Contingent consideration is subsequently remeasured by recognizing increases using a gain contingency approach and impairments based on the loss contingency model. Both the fair value of the consideration received and any potential future contingent gains contain unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on internal business plans, and applies certain assumptions about risk and uncertainties.

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

Investments

The Company classifies all of its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive (loss) income, which is a separate component of stockholders’ equity (deficit). The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary”, the Company reduces the investment to fair value through a charge to the consolidated statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented. The Company classifies its available-for-sale investments as current assets on the consolidated balance sheets if they mature within one year from the balance sheet date. Those investments with maturities greater than 12 months would be considered non-current. Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. Such costs are classified in prepaid expenses and other current assets in the accompanying consolidated balance sheets. After the consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital or the associated preferred stock account, as applicable. In the event the offering is terminated, all capitalized deferred offering costs are expensed. Deferred offering costs as of December 31, 2021 were $0.2 million in connection with the Company's shelf registration and “at-the-market” offering facility. Deferred offering costs as of December 31, 2020 were $0.2 million in connection with the follow-on equity funding completed in February 2021.

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

The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2021 and 2020, the Company’s primary operating accounts significantly exceeded the FDIC limits.

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

For the year ended December 31, 2021, Jazz accounted for 49% of total collaboration revenue and Sarepta accounted for 51% of total collaboration revenue. For the year ended December 31, 2020, Jazz accounted for 22% of total collaboration revenue and Sarepta accounted for 78% of total collaboration revenue.

Off-balance sheet risk

As of December 31, 2021 and 2020, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

The three levels of the fair value hierarchy are described below:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 —Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Items measured at fair value on a recurring basis include cash equivalents as of December 31, 2021 and 2020. Certain cash equivalents that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

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

Impairment of long-lived assets

The Company periodically evaluates its long-lived assets, which consist of property and equipment, prepaid manufacturing services and right-of-use-assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any such impairment charges during the years ended December 31, 2021 or 2020.

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

The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs related to a recognized debt liability are recorded as a reduction of the carrying amount of the debt liability and amortized to interest expense using the effective interest rate method. Deferred financing costs related to the term loan were less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. Leases are classified at their commencement date, which is defined as the date on which the lessor makes the underlying asset available for use by the lessee, as either operating or finance leases based on the economic substance of the agreement. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments using the interest rate implicit in the lease. If the rate implicit is not readily determinable, the Company will utilize their incremental borrowing rate as of the lease commencement date. If the rate implicit is not readily determinable, the Company will utilize their incremental borrowing rate as of the lease commencement date.

Lease right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. The lease term is the non-cancelable period of the lease, adjusted for any options to extend or terminate when it is reasonably certain the Company will exercise such options. The Company does not recognize leases with an initial term of 12 months or less.

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

Redeemable convertible preferred stock

Prior to the automatic conversion of all outstanding shares of the Company’s redeemable convertible preferred stock upon the closing of the IPO, the Company recorded all redeemable convertible preferred stock upon issuance at its respective fair value or original issuance price less issuance costs. The Company classified its redeemable convertible preferred stock outside of stockholders’ equity (deficit) as the redemption of such shares was outside the Company’s control. The Company adjusted the carrying values of the redeemable convertible preferred stock to redemption value when the redemption value exceeded the carrying value. As of December 31, 2021 and 2020, the Company did not have any convertible preferred stock issued or outstanding.

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

Stock-based compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units (RSUs). The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. Most of its stock-based awards have been made to employees. The Company measures compensation cost for equity awards at their grant-date fair value and recognize compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the common stock on the grant date, including the expected term of the award, the expected volatility of the stock, calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the stock. Historically, for periods prior to the IPO, the fair value of the shares of common stock and common units underlying our stock-based awards were determined on each grant date by the board of directors based on valuation estimates from management considering our most recently available independent third-party valuation of the common stock. The board of directors also assessed and considered, with input from management, additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date. The grant date fair value of RSUs is estimated based on the fair value of the underlying common stock. For performance-based stock awards, The Company recognizes stock-based compensation expense over the requisite service period using the accelerated attribution method when achievement is probable. The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

The Company uses the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees, non-employees and directors. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2020, other comprehensive (loss) income included unrealized gains and losses on investments. The Company did not have any other comprehensive (loss) income for the year ended December 31, 2021.

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

Emerging growth company status

The Company is an “emerging growth company”, or EGC, as defined in the Jumpstart Our Business Startups Act (JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for the Company on January 1, 2022. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations.

3. Derecognition of Business

Arrangement Summary

On November 1, 2021, the Company entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Lonza Rockland, Inc. (Lonza). Under the terms of the Asset Purchase Agreement, Lonza acquired all of the assets, properties and rights related to the Company’s business of manufacturing exosomes for use in clinical and non-clinical studies and the associated laboratory facility, with the exception of any activities associated with exosome modification and formulation. The closing of the transactions contemplated by the Asset Purchase Agreement (the Lonza Closing) occurred on November 15, 2021. At the Lonza Closing, certain specialized manufacturing and quality personnel of the Company became employees of Lonza (the Transferred Employees).

In connection with the Lonza Closing, the Company entered into a Manufacturing Services Agreement (the Manufacturing Services Agreement) with Lonza which became effective on November 15, 2021. Pursuant to the terms of the Manufacturing Services Agreement, Lonza became the exclusive manufacturing partner for the production of the Company’s exosome products, subject to limited exceptions. As consideration for the transactions contemplated by the Asset Purchase Agreement and the associated ancillary agreements, the Company is entitled to approximately $65.0 million worth of exosome manufacturing services for its clinical programs during the next four years. To the extent the Company elects to use any free and/or discounted manufacturing services available under the Manufacturing Services Agreement, it would be responsible for bearing any accompanying materials costs, external costs and a handling fee. Lonza is permitted to terminate the Manufacturing Services Agreement for any or no reason with 12 months advance notice provided at any time after November 15, 2023. Accordingly, the Company’s ability to utilize the free and discounted manufacturing services available under the Manufacturing Services Agreement in periods beyond November 15, 2024 is subject to Lonza’s right to terminate. The Manufacturing Services Agreement may also be terminated upon the occurrence of certain other events, including customary termination provisions.

Concurrently with the Lonza Closing, the Company and Lonza executed a License and Collaboration Agreement (the License Agreement) on November 15, 2021. Pursuant to the terms of the License Agreement, the Company granted to Lonza an exclusive, worldwide, perpetual and sublicensable license to its high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field. The Company is eligible to receive from Lonza a double-digit percentage of future sublicensing revenues per the terms of the License Agreement. No sublicensing revenue had been received by the Company or earned by Lonza through December 31, 2021.

Also contemporaneous with the Lonza Closing, the Company and Lonza entered into a Sublease Agreement (the Sublease Agreement) pursuant to which Lonza subleased the premises at which the Company’s exosome manufacturing operations were located. The initial lease term commenced on November 15, 2021 and continues through November 30, 2024. Under the terms of the Sublease Agreement, Lonza is obligated to pay the Company approximately $1.0 million of fixed rent charges per year, subject to a 2.8% annual increase, plus certain operating expenses and other costs. The Company retained the primary obligation under the original lease upon execution of the Sublease Agreement.

Upon termination of the Manufacturing Services Agreement on or prior to December 31, 2025, some aspects of the transactions contemplated by the Asset Purchase Agreement and related ancillary agreements are required to be reverted, including with respect to certain assets, properties and rights that were transferred to Lonza. Upon termination or expiration of the Sublease Agreement at any time after December 31, 2025, some aspects of the transactions contemplated by the Asset Purchase Agreement and related ancillary agreements are subject to potential reversion at Lonza’s option, including with respect to certain assets, properties and rights that were transferred to Lonza.

Accounting Analysis

The Company concluded that the Asset Purchase Agreement and pertinent elements of the Manufacturing Services Agreement, the License Agreement and the Sublease Agreement comprise a single transaction because they were entered into in contemplation of one another and designed to achieve an overall commercial effect. Together, the related transactions consummated amongst the multiple contracts culminate in the transfer of the Company’s exosome manufacturing operations to Lonza (the Lonza Transfer Transaction).

The Company concluded that the Lonza Transfer Transaction represents the disposition of a business. This determination is based on the fact that the license in the contract development and manufacturing field conveyed under the License Agreement by Lonza and the Transferred Employees to manufacture drug product using the equipment transferred under the Asset Purchase Agreement. Accordingly, the Company applied the derecognition guidance in ASC 810-10-40 in accounting for the transaction since Lonza is not a customer for any aspect of the arrangement. The Company’s control over the exosome manufacturing business transferred to Lonza was lost upon the closing of the transactions contemplated by the Asset Purchase Agreement and related ancillary agreements on November 15, 2021. Therefore, the Company recognized a gain upon derecognition on November 15, 2021.

The gain was calculated as the difference between: (i) the fair value of the non-cash consideration and (ii) the carrying amount of the underlying group of assets. Because Lonza is entitled to terminate the Manufacturing Services Agreement for any or no reason with 12 months’ notice after November 15, 2023, the Company determined that any non-cash consideration scheduled beyond November 15, 2024 is contingent consideration since its ability to utilize the associated free and discounted manufacturing services is subject to Lonza’s right to terminate. The Company also treated the sublicensing revenue that may become payable under the License Agreement as contingent consideration since the receipt of any such amounts is dependent on Lonza engaging in sublicensing transactions, which is not expected to be material. Neither of the elements of contingent consideration is required to be accounted for as a derivative instrument because either the payments do not meet the definition of a derivative or qualify for a scope exception from derivative accounting.

Consequently, the consideration attributable to the Lonza Transfer Transaction is limited to the non-cash consideration due to the Company under the Manufacturing Services Agreement and the sublicensing fees to which the Company is entitled under the License Agreement. The Company recorded the aggregate consideration, including the contingent consideration, at its fair value as of November 15, 2021. The aggregate fair value of the non-cash consideration represents the total discounted cash flows associated with the manufacturing expenditures expected to be avoided over the period the free and discounted services are available. The value of the costs that would otherwise be incurred was determined in reference to comparable costs charged by unrelated third-parties. The Company also incorporated a breakage factor in deriving the estimated fair value of the non-cash consideration to reflect expectations around utilization by the Company and termination by Lonza. The Company classified the Manufacturing Services Agreement as a Level 3 fair value measurement for the periods presented. The discounted cash flow approach relies primarily on Level 3 unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on internal business plans, and applies certain assumptions about risk and uncertainties. As of November 15, 2021, the Company estimated the aggregate fair value of such non-cash consideration, including the associated contingent consideration, to be approximately $39.2 million. The Company does not expect to earn any significant sublicensing fees or other consideration from the transaction.

Amounts payable under the Sublease Agreement based on the contractually stated rates approximate the fair value of the associated rights conveyed as of November 15, 2021. Therefore, the Company has accounted for the Sublease Agreement separately from the disposition of the business. No amount has been allocated from the other consideration in the arrangement to this element.

The Company removed the carrying amounts associated with the net assets that transferred to Lonza in connection with the transaction from its accounts as of November 15, 2021. Such assets primarily comprises certain laboratory equipment that was located at the facility on November 15, 2021.

Below is the calculation of the gain recognized upon derecognition of the group of assets that transferred to Lonza on November 15, 2021:

Element	Amount
Fair value of consideration	$39,170
Carrying amount of assets transferred	(4,823)
Transaction costs	(526)
Share-based payment modification expense	(535)
Gain on derecognition	$33,286

The gain includes the non-cash consideration of the prepaid manufacturing costs, less any assets transferred, legal fees for services rendered by third parties associated with the transaction, “Transaction costs”, and equity modification costs that are direct costs associated with the transfer of the business (Note 14). The gain recognized upon derecognition of the group of assets is presented as gain on disposition and is a component of non-operating income (loss) in the accompanying consolidated statement of operations and comprehensive loss for the year-ended December 31, 2021.

The Company has recorded the aggregate fair value of the non-cash consideration as a prepaid manufacturing cost asset as of November 15, 2021. The Company will amortize the prepaid manufacturing services asset as requested services are rendered by Lonza under the Manufacturing Services Agreement, subject to impairment assessments. Such amount is classified as current or noncurrent based on the timing of when the associated services are expected to be utilized by the Company. Amounts expected to be consumed within the 12 months following December 31, 2021 are classified within current assets as prepaid manufacturing services in the accompanying consolidated balance sheet as of December 31, 2021, while the remainder is classified as a noncurrent asset in the accompanying consolidated balance sheet as of December 31, 2021.

4. Fair value measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	DECEMBER 31, 2021
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$67,603	$—	$—	$—	$67,603
	$67,603	$—	$—	$—	$67,603

	DECEMBER 31, 2020
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$81,601	$—	$—	$—	$81,601
	$81,601	$—	$—	$—	$81,601

(1)
Certain cash equivalents that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of December 31, 2021 and 2020, the Company’s cash equivalents consisted of money market funds invested in US Treasury securities with original maturities of less than 90 days from the date of purchase. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s debt is classified as Level 2 for the periods presented and approximates its carrying value due to the variable interest rate.

5. Investments

All of the Company’s investments matured during the year ended December 31, 2020. The Company did not hold any investments as of December 31, 2021. The Company recognized less than $0.1 million of realized gains in the year ended December 31, 2020 and did not recognize any realized gains or losses for the year ended December 31, 2021.

6. Prepaids and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	DECEMBER 31, 2021	DECEMBER 31, 2020
Clinical trial costs	$1,053	$805
Prepaid insurance	2,593	2,598
Other receivables	1,289	31
Other prepaid expenses and other current assets	983	1,308
	$5,918	$4,742

7. Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	DECEMBER 31, 2021	DECEMBER 31, 2020
Leasehold improvements	$21,691	$23,949
Laboratory equipment	11,898	14,837
Furniture and fixtures	1,208	1,288
Computer equipment and software	119	159
Construction-in-process	372	1,667
	$35,288	$41,900
Less: Accumulated depreciation and amortization	(11,809)	(10,490)
Property and equipment, net	$23,479	$31,410

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021 and 2020 was $5.5 million and $4.4 million, respectively. During the year ended December 31, 2021 the Company sold laboratory equipment with a net book value of $4.8 million, which is recognized as a component of the gain on disposition (Note 3). In addition, during the year ended December 31, 2021, the Company wrote off leasehold improvements, during the normal course of business, with a net book value of less than $0.1 million, and is recognized as a component of other income (expense).

8. Restricted cash

As of December 31, 2021, the Company had restricted cash of $4.2 million held as letters of credit issued by an FDIC-insured financial institution as security deposits, as required under the Company’s 4 Hartwell Place and 35 CambridgePark Drive lease agreements. As of December 31, 2021, and 2020, all restricted cash was classified as a non-current asset because the associated lease terms expired more than 12 months from the respective consolidated balance sheet date, respectively.

9. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31, 2021	DECEMBER 31, 2020
Accrued employee compensation	$5,142	$5,040
Accrued external research and development costs	2,420	1,475
Accrued professional services and consulting	1,523	902
Accrued facilities costs	190	846
Other expenditures	428	607
	$9,703	$8,870

10. Leases

The Company has entered into various long-term non-cancelable lease arrangements for its facilities, expiring at various times through 2029. Certain arrangements have free rent periods or escalating rent payment provisions; costs under such arrangements are recognized on a straight-line basis over the life of the leases. The Company has two locations in Massachusetts, its office and laboratory, located in Cambridge and manufacturing space, located in Lexington, which is currently being leased and operated by Lonza (Note 3).

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

4 Hartwell Place

On March 5, 2019, the Company entered into a lease for manufacturing space at 4 Hartwell Place, ("4 Hartwell") in Lexington, Massachusetts. Under the terms of the lease, the Company leases approximately 18,707 square feet for $0.9 million per year in base rent, which is subject to a 2.6% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The lease term commenced in July 2019 and will end in December 2029. The Company has the option to extend the lease twice, each for a five-year period, on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company had fully occupied the space as of December 31, 2020. Upon execution of the lease agreement, the Company provided a security deposit of $0.4 million which is held in the form of a letter of credit and was classified as non-current restricted cash on the condensed consolidated balance sheets as of December 31, 2021 and December 31, 2020. The lease provided the Company with a tenant improvement allowance of up to $1.3 million, which is being amortized as a reduction to rent expense over the remaining lease term. As of December 31, 2021, the Company had received all $1.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

On November 15, 2021, the Company entered into an amendment to the lease (the Master Lease Amendment) for the property located at 4 Hartwell Place in Lexington, Massachusetts. The only change to the terms of the lease was to increase the base rent by $0.1 million per year. There were no initial direct costs incurred, incremental incentives received or any other payments made to or by the Company with respect to the Master Lease Amendment. The Company accounted for the changes made to the lease agreement as a lease modification. The Company determined that the associated lease should continue to be accounted for as an operating lease with a lease term commensurate with the initial lease term which ends in December 2029. The Company remeasured the lease liability as of November 15, 2021 based on the then-current applicable incremental borrowing rate resulting in an increase of $1.0 million which was offset by an equal adjustment made to the corresponding right-of-use asset.

35 CambridgePark Drive

On March 22, 2019, the Company entered into a non-cancelable property lease for office and laboratory space at 35 CambridgePark Drive, ("35 CambridgePark") in Cambridge, Massachusetts. Under the terms of the lease, the Company leases approximately 68,258 square feet for $4.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The Company accounts for this lease as an operating lease. The lease term commenced upon execution of the lease on March 26, 2019 and is expected to end in November 2029. The Company has the option to extend the lease for a 10-year period on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company occupied the space in February 2020 as its new corporate headquarters. Upon execution of the lease agreement, the Company provided a security deposit of $3.7 million which is held in the form of a letter of credit and is classified as non-current restricted cash on the accompanying consolidated balance sheets as of December 3, 2020 and 2019. The lease provides the Company with a tenant improvement allowance of $12.3 million, subject to reduction for a 2% construction oversight fee due to the landlord, which is being amortized as a reduction to rent expense over the remaining lease term. As of December 31, 2020, the Company had received all $12.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

Subleases

4 Hartwell Place

On November 15, 2021, the Company entered into a sublease agreement with Lonza for the entirety of its leased space at 4 Hartwell Place in Lexington, Massachusetts, as discussed in Note 3. Under the terms of the Sublease Agreement, Lonza is obligated to pay the Company base rent of approximately $1.0 million per year, subject to a 2.8% annual increase, plus certain operating expenses and other costs. The initial lease term commenced on November 15, 2021 and continues through November 30, 2024. Lonza has the option to extend the sublease term for five 12-month periods on the same terms and conditions as the current sublease, subject to an increase of 2.8% in the annual fixed rent charges. Additionally, Lonza has the right to have the associated master lease assigned to it beginning on January 1, 2026, subject to the landlord’s consent. As of December 31, 2021, the Company has not been legally released from its primary obligations under the original lease. Therefore, the Company continues to account for the original lease as it did before commencement of the sublease, inclusive of the effects of the Master Lease Amendment. The Company determined that the sublease term is commensurate with the initial sublease term because it is not reasonably certain that any of the extension options will be exercised.

35 CambridgePark Drive

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

During the year ended December 31, 2021 and 2020, the Company recognized sublease income of $1.8 million and $0.9 million, which is presented in other income in the accompanying consolidated statement of operations and comprehensive loss, respectively.

The components of operating lease costs were as follows (in thousands):

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020
Operating lease costs	$4,882	$4,836
Short-term lease costs	27	19
Variable lease costs	2,582	2,222
Sublease income	(1,850)	(861)
	$5,641	$6,216

Variable lease costs were primarily related to operating expenses, taxes and utilities associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises.

Additional lease information is summarized in the following table (in millions, except lease term and discount rate):

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6.0	$6.0
Weighted-average remaining lease term - operating leases (years)	7.9	8.9
Weighted-average discount rate - operating leases	10.1%	10.3%

Undiscounted cash flows used in calculating the Company’s operating lease liabilities and amounts to be received under the sublease at 35 CambridgePark Drive and 4 Hartwell Place as of December 31, 2021 are as follows (in thousands):

Fiscal Year	OPERATING LEASE PAYMENTS	SUBLEASE RECEIPTS	NET OPERATING LEASE PAYMENTS
2022	$6,252	$2,821	$3,431
2023	6,436	1,962	4,474
2024	6,625	936	5,689
2025	6,820		6,820
2026	7,020		7,020
Thereafter	21,779		21,779
Total undiscounted cash flows	$54,932	$5,719	$49,213
Less: Amounts representing interest	(17,387)
Present value of lease liabilities	$37,545

11. Commitments and contingencies

Manufacturing Services Agreement

As discussed in Note 3, the Company and Lonza entered into a Manufacturing Services Agreement which became effective on November 15, 2021. The Manufacturing Services Agreement outlines the terms and conditions under which Lonza will develop, manufacture and supply exosome products for development and clinical purposes. The parties will negotiate and execute an amendment to the Manufacturing Services Agreement to address the commercial manufacture of the Company’s exosome products. Each individual project to be completed under the Manufacturing Services Agreement is governed by an associated statement of work which sets forth the activities to be performed, timeline, charges and payment schedule applicable to such project. Pricing is established on a project-by-project basis. Statements of work are executed between the parties on an as-requested basis. No activities had commenced with respect to outstanding statements of work through December 31, 2021. The Company is subject to certain cancellation fees and/or other charges upon its termination of statements of work and in the event of a suspension or delay in the conduct of statements of work, including with respect to the reimbursement of non-cancelable costs incurred by Lonza. Through December 31, 2021, the Company has not incurred any cancellation fees or other charges relating to a termination, suspension or delay of outstanding statements of work.

Under the terms of the Manufacturing Services Agreement, the Company is obligated to purchase the entirety of its aggregate production needs from Lonza, subject to limited exceptions. Starting on June 1, 2022, the Company will provide to Lonza rolling forecasts of its anticipated manufacturing time requirements for the next 24 months from the date of the forecast which will be updated no less frequently than quarterly. The first 12 months of each forecast will be a binding commitment, while the remaining 12 months will be non-binding. Commencing on January 1, 2026, the Company is bound by a commitment to purchase from Lonza a minimum of a specified number of weeks of manufacturing time each year at a predetermined price throughout the term of the arrangement. The Company’s minimum purchase commitments under the Manufacturing Services Agreement may be relieved at its option upon the occurrence and during the pendency of certain liquidation events or clinical discontinuations. As of December 31, 2021, the Company did not have any minimum non-cancelable purchase obligations under the Manufacturing Services Agreement.

Pursuant to the terms of the Manufacturing Services Agreement, the Company is entitled to a specified number of weeks of manufacturing time and a defined number of technology transfers from Lonza at no cost, with the exception of any accompanying materials costs, external costs and a handling fee. Additionally, the terms of the Manufacturing Services Agreement provide the Company with a specified number of weeks of manufacturing time from Lonza at a discounted rate, subject to annual adjustment. The Company bears the expense associated with any materials costs, external costs and a handling fee related to the discounted manufacturing time. Manufacturing services in excess of the free and discounted time are priced at a fixed weekly rate, plus materials costs, external costs and a handling fee. The Company’s consumption of the free and discounted manufacturing time, including the associated technology transfer services, is subject to a contractually-specified apportionment by year commencing in 2022 and continuing through 2025. The Company’s failure to use the free and discounted manufacturing time within the assigned period results in its forfeiture unless such inability is not due to the Company or Lonza permits carryover to a subsequent period.

Unless earlier terminated or extended by the parties, the Manufacturing Services Agreement remains in effect until the earlier of: (i) Fifth anniversary of the first approval of a biologics license application by the U.S. Food and Drug Administration for any of the Company’s exosome products or (ii) Tenth anniversary of Lonza’s completion of the services associated with the free manufacturing time. The Manufacturing Services Agreement is subject to customary termination provisions. Additionally, Lonza may terminate the Manufacturing Services Agreement with 12 months advance notice for any or no reason at any time after November 15, 2023. To the extent the Manufacturing Services Agreement is terminated on or prior to December 31, 2025, certain aspects of the transactions consummated in connection with the Lonza Transfer Transaction will be reverted, including with respect to assets, properties and rights that transferred to Lonza effective on November 15, 2021.

Lonza has the right to cease manufacturing under the Manufacturing Services Agreement upon either: (i) The Company unreasonably withholding, conditioning or delaying its approval of certain price changes or (ii) The Company enduring certain liquidation events or clinical discontinuations. Any termination of the Manufacturing Services Agreement for any reason will be without prejudice to any rights that will have accrued to the benefit of a party prior to such termination.

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

Additionally, the Company has a license agreement with Kayla Therapeutics S.A.S. (Kayla) under which the Company is obligated to make milestone payments upon the achievement of clinical and regulatory milestones and payments upon the execution of sublicenses, in addition to potential royalty payments on commercial products. The first milestone was achieved upon the dosing of the first subject in the Company’s exoSTING Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was paid during 2020. The expense related to the milestone payment to Kayla was recorded as research and development expense in the year ended December 31, 2020 because the associated asset was in development at the time the contingency that triggered the milestone was resolved.

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

Indemnification agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated balance sheets as of December 31, 2021 or December 31, 2020.

Legal proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to its legal proceedings.

12. Indebtedness

On September 30, 2019 (the Hercules Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the Term Loan Facility) was available to the Company in four tranches, subject to certain terms and conditions. Ten million of the first tranche was advanced to the Company on the Hercules Closing Date, and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Under the Loan Agreement, there were three additional tranches available to the Company of $10.0 million (tranche two), $10.0 million (tranche three), and $30.0 million (tranche four). As of December 31, 2021, tranche two and three had expired. The total principal available under the Term Loan Facility as of December 31, 2021 was $85.0 million.

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

Effective September 17, 2021, or the Second Hercules Closing Date, the Company amended the Loan Agreement with Hercules (the Amended Loan Agreement), increasing aggregate principal amount available from $75.0 million under the Term Loan Facility to $85.0 million (the Amended Term Loan Facility).

Under the Amended Term Loan Facility, a new tranche three of $10.0 million was established and is available immediately at the Company’s option through December 15, 2021. As of December 31, 2021 this tranche has expired. Tranche four was amended such that the $30.0 million available is now available through the interest only period, subject to future lender investment committee approval. Tranche five of up to $20.0 million was established under the Amended Loan Agreement and is available through September 30, 2023, upon satisfaction of certain clinical milestones. Tranche five is only available in minimum draws of $5.0 million.

Advances under the Amended Term Loan Facility bear interest at a rate equal to the greater of (i) 8.25% plus the Prime Rate (as reported in The Wall Street Journal) less 3.25%, and (ii) 8.25%. The interest only period under the Term Loan Facility was extended from November 1, 2022 to October 1, 2023 under the Amended Term Loan Facility and is further extendable to October 1, 2024 upon achievement of certain clinical milestones. Under the Amended Term Loan Facility, following the interest only period, the Company will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2025, compared to October 1, 2024 under the Term Loan Facility.

The Company may prepay advances under the Amended Loan Agreement, in whole or in part, at any time subject to a prepayment charge (Prepayment Premium) equal to: (i) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Second Hercules Closing Date, (ii) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Second Hercules Closing Date, or (iii) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Second Hercules Closing Date.

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

As of December 31, 2021 and December 31, 2020, the carrying value of the term loan was $25.4 million and $25.0 million, respectively, which is classified as a long-term liability on the Company’s condensed consolidated balance sheets as of each respective period. The fair value of debt is classified as Level 2 for the periods presented and approximates its carrying value.

The future principal payments under the Loan Agreement are as follows as of December 31, 2021 (in thousands):

Fiscal Year	PRINCIPAL
2022	$-
2023	2,773
2024	11,680
2025	10,547
$25,000

During the years ended December 31, 2021 and 2020, the Company recognized $2.7 million and $1.9 million of interest expense related to the Loan Agreement, respectively, which is reflected as interest expense on the accompanying consolidated statements of operations and comprehensive loss.

13. Common Stock

As of December 31, 2021, the Company’s Fourth Amended and Restated Certificate of Incorporation (the Fourth Certificate of Incorporation), authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock.

The shares of the Company’s common stock, subject to outstanding awards under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, will be added back to the shares of common stock available for issuance under the 2020 Plan. As of December 31, 2021, there were 1,573,353 shares available for future issuance under the 2020 Plan.

	DECEMBER 31, 2021	DECEMBER 31, 2020
Common stock reserved for exercises of outstanding stock options issued	4,763,489	4,543,318
Common stock reserved for future issuances	1,573,353	1,288,891
	6,336,842	5,832,209

14. Stock-based compensation

Stock plans

As of December 31, 2021, the Company has granted service-based awards, which vest over a defined period of service, and performance-based and market-based awards, which vest upon the achievement of defined conditions. Service-based awards generally vest over a four-year period, with the first 25% vesting following twelve months of continued employment or service, and the remainder vesting in twelve quarterly installments over the following three years.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the 2020 Plan), was adopted by the Company’s board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective as of October 12, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2020 Plan was 1,043,402 shares. The number of shares reserved shall be annually increased on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of 5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year or such lesser number of shares determined by the compensation committee. As of January 1, 2022, 1,119,192 additional shares of common stock were reserved for issuance under the 2020 Plan.

The shares of the Company’s common stock, subject to outstanding awards under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, will be added back to the shares of common stock available for issuance under the 2020 Plan.

The Company’s stock options expire after approximately ten years from the date of grant. As of December 31, 2021, the Company does not hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

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

Stock options

The following table summarizes the Company’s stock option activity during the twelve months ended December 31, 2021:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (1)
			(In years)	(In thousands)
Outstanding as of December 31, 2020	4,543,318	$8.52	7.22	$108,048
Granted	1,449,400	23.26
Exercised	(433,751)	8.62
Forfeited/Cancelled	(795,478)	11.10
Outstanding as of December 31, 2021	4,763,489	12.56	6.44	10,370
Exercisable as of December 31, 2021	2,688,532	8.02	5.41	9,372
Vested and expected to vest as of December 31, 2021	4,763,489	12.56	6.44	10,370

(1)
Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of December 31, 2021 and 2020.

The weighted average grant date fair value per share of options granted during the years ended December 31, 2021 and 2020 was $14.33 and $8.30, respectively.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 and 2020 was $5.2 million and $0.4 million, respectively.

Stock option valuation

Service-based awards

The key assumptions used in the Black-Scholes option pricing model on the date of grant for options with service-based vesting conditions granted to employees, directors and non-employees, were as follows, presented on a weighted average basis:

	YEAR ENDED DECEMBER 31,
	2021	2020
Risk-free interest rate	0.83%	0.68%
Expected term (in years)	6.20	6.18
Expected volatility	68.21%	68.75%
Expected dividend yield	0.00%	0.00%
Fair value per share of common stock	$14.37	$13.52

Performance-based awards

The Company did not grant any performance-based awards during the years ended December 31, 2021 or December 31, 2020.

Stock-based compensation expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development	$4,733	$3,563
General and administrative	5,409	3,517
Gain on disposition	535	-
	$10,677	$7,080

Employee	$9,862	$6,547
Non-employee	815	533
	$10,677	$7,080

The Company recognized stock-based compensation of $0.5 million, related to the Lonza transaction (Note 3) as a component of gain on disposition, which is recorded in other income (expense). The Company recognized expense of $0.3 million during the year ended December 31, 2020, related to performance-based awards that vested upon achievement of their underlying performance condition. As of December 31, 2021, all stock-based compensation expense related to previously granted performance-based awards has been recognized.

As of December 31, 2021, the total unrecognized compensation expense related to the Company’s option awards was $20.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.69 years

Modifications

On November 12, 2021, the Company amended certain terms applicable to outstanding option awards previously issued to the Transferred Employees in connection with the disposition transaction with Lonza. The Company modified the option awards previously granted to the Transferred Employees that were unvested as of November 12, 2021 to allow the individuals to continue to vest in outstanding awards subsequent to their termination of service. Additionally, the Company extended the post-termination exercise period for vested option awards previously granted to the Transferred Employees. The modifications affected awards previously granted to 12 individuals. None of the Transferred Employees have any continuing contractual relationship deemed to be substantial with the Company beyond November 12, 2021. The modifications were made in consideration of the termination of the Transferred Employees from the Company and the employment of the Transferred Employees by Lonza.

The Company accounted for the changes made to the stock option awards held by Transferred Employees as modifications under ASC 718. The modification of the vesting condition associated with the unvested stock options was deemed a Type 3 modification because the options would have otherwise forfeited on the date of termination pursuant to the original terms of the awards. Accordingly, the Company measured compensation cost associated with these tranches based on the fair value of the modified awards as of November 12, 2021. The Company recognized stock-based compensation expense of approximately $0.4 million in connection with this modification. The Company recognized the impact in full on November 12, 2021 because the awards do not have an on-going service condition. The Company accounted for the modification to extend the exercise period for the vested stock options as a Type 1 modification. As a result, the incremental fair value of the modified options over the fair value of the original options on the modification date was calculated based on the assumptions in effect on November 12, 2021. The additional compensation cost totaling approximately $0.1 million was recognized in its entirety on November 12, 2021 since the modified share options are fully vested.

The Company presented the impact of the modifications totaling approximately $0.5 million against the gain recognized upon the derecognition of the group of assets associated with the exosome manufacturing business that was transferred to Lonza.

15. Collaboration agreements

The following table summarizes the total consolidated net revenue from the strategic collaborators for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
Collaboration Revenue by Strategic Collaborator:	2021	2020
Jazz	$11,322	$641
Sarepta	11,613	2,274
Total collaboration revenue	$22,935	$2,915

The following tables present changes in the Company’s contract assets and liabilities for the year ended December 31, 2021 (in thousands):

	YEAR ENDED DECEMBER 31, 2021
	BALANCE BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE END OF PERIOD
Contract assets:
Account receivable (1)	$—	$3,914	$(3,286)	$628
Contract liabilities:
Deferred revenue	$62,697	$—	$(19,048)	$43,649

(1)
Included in prepaid expenses and other current assets as shown within the consolidated balance sheets.

During the twelve months ended December 31, 2021 and 2020, the Company recognized the following revenue (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$19,048	$641

Jazz collaboration and license agreement

Agreement summary

On January 2, 2019, the Company entered into a Collaboration and License Agreement (the Jazz Collaboration Agreement) with Jazz focused on the research, development and commercialization of exosome therapeutics to treat cancer. The Company granted Jazz an exclusive, worldwide, sublicensable, royalty-bearing license to develop, manufacture and commercialize therapeutic candidates directed at up to five oncogene targets (each, a Development and Commercialization License) to be developed using the Company’s engEx Platform for exosome therapeutics. The targets have been validated in hematological malignancies and solid tumors but generally have been undruggable with current modalities. On December 23, 2020, the Company and Jazz entered into an amendment to the Jazz Collaboration Agreement (the First Amendment). The First Amendment extended the time available for Jazz to exercise an option to July 2, 2021 with respect to either the inclusion of an additional target or initiation of an additional program. The First Amendment did not modify any of the other provisions of the Jazz Collaboration Agreement and did not result in any change in transaction price.

Four of the targets were identified at the inception of the collaboration (the Initial Collaboration Targets) and on June 30, 2021. As set forth in the Jazz Collaboration Agreement, early development will also include different engineered exosomes directed to the same target (each, a Backup Candidate). In April 2021, the Company and Jazz mutually agreed to discontinue their work on exoASO™-STAT3 (STAT3), one of the five oncogene targets subject to the Jazz Collaboration Agreement. On June 30, 2021, Jazz formally nominated the fifth collaboration target. Jazz also has the option to nominate an additional target (a Replacement Target) if two of the Initial Collaboration Targets fail prior to acceptance of an Investigational New Drug application (IND). In January 2022, the Company and Jazz mutually agreed to discontinue their work on the NRAS program. As a result of this discontinuation, Jazz may nominate a replacement target, subject to nomination requirements as outlined in the collaboration agreement. Codiak and Jazz continue to jointly advance their research and development efforts on other exosome-based therapeutic programs to treat cancer pursuant to the Jazz Collaboration Agreement.

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

At inception of the arrangement, the Company measured the transaction price solely in reference to the $56.0 million non-refundable and non-creditable up-front payment. None of the variable consideration payable under the arrangement was included in the transaction price at inception. The Company estimates the amount of variable consideration to which it expects to be entitled associated with cost reimbursements, in addition to preclinical development, IND acceptance, clinical and regulatory milestones, using the most likely amount method. The Company did not include any cost reimbursements in the transaction price at inception due to the uncertainty around the Company’s receipt of such amounts as it is dependent upon viable product candidates progressing through development. All preclinical development, IND acceptance, clinical and regulatory milestone payments were excluded from the transaction price at inception due to the uncertainty of initiating the specified phase of preclinical development, achieving the associated development criteria or receiving approval or acknowledgement from the relevant regulatory authorities. Further, regulatory milestone payments will be excluded from the transaction price until the associated regulatory milestone is achieved. The sales milestone payments, royalties and profit share are subject to the royalty recognition constraint because the associated license is deemed to be the sole or predominant item to which the payments relate. As of December 23, 2020, the total remaining consideration was $55.0 million which solely comprises the transaction price on the original contract not yet recognized as revenue because the modification did not change the arrangement consideration. The Company updates its assessment of the estimated transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There have been no changes to the Company’s estimate of variable consideration on active performance obligations since inception of the arrangement through December 31, 2021. As of December 31, 2021, the Company has not achieved any preclinical development, IND acceptance, clinical, regulatory or sales milestones or earned any royalties or profit share under the Jazz Collaboration Agreement.

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

During 2021, the Company and Jazz mutually agreed to discontinue their work on STAT3, one of five oncogene targets subject to the Jazz Collaboration Agreement. Jazz maintains a license to the STAT3 program and has the contractual right to revive it to an active target in the future. The Company recognized the remaining $10.9 million in deferred revenue allocated to this target during twelve months ended December 31, 2021. On June 30, 2021, Jazz formally nominated the fifth collaboration target. The Company will recognize the $2.8 million of revenue allocated to this performance obligation consistent with all active Jazz targets, recording revenue based on actual costs incurred relative to the budgeted costs to complete each of the respective programs. As of December 31, 2021, there are three remaining material rights outstanding under the Jazz Collaboration Agreement.

In January 2022, the Company and Jazz mutually agreed to discontinue their work on NRAS. The Company classified the remaining $12.6 million deferred revenue allocated to this target to short-term during the 12 months ended December 31, 2021, and the Company will recognize this as revenue in the first quarter of 2022, as a result of the discontinuation. As of December 31, 2021, with the exception of NRAS, there were no significant changes in the Company's assumptions or estimates related to the costs to complete. Amounts allocated to each of the Additional Target or Program Material Right Performance Obligation, Replacement Target Material Right Performance Obligation and Backup Candidate Material Right Performance Obligations will continue to be recognized as revenue upon the earlier of when: (i) the option is exercised wherein the future goods and/or services are transferred or (ii) the option expires. As of December 31, 2021, all of the material rights are outstanding as none of the material rights have been exercised or have expired.

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

During the twelve months ended December 31, 2021 and 2020, the Company recognized $11.3 million and $0.6 million of revenue under the Jazz Collaboration Agreement, respectively.

The aggregate amount of the transaction price allocated to the License and Services Performance Obligations that were unsatisfied, as of December 31, 2021 was $39.6 million, which is expected to be recognized over the respective term of the associated Research Program and development activities for each target, through approximately 2026. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of December 31, 2021 was $4.1 million, which is expected to be recognized upon the earlier of when the respective option is exercised or expires.

As of December 31, 2021 and 2020, the Company had $43.7 million and $55.0 million, respectively, of deferred revenue related to the Company’s collaboration with Jazz which is classified as current or long-term in the accompanying consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services. During the years ended December 31, 2021 and 2020, the Company incurred $2.5 million and $3.3 million of costs associated with its obligations under the arrangement with Jazz which is classified within research and development expenses in the accompanying consolidated statements of operations and comprehensive loss

Sarepta license and option agreement

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

On October 1, 2021, Sarepta notified the Company that it was terminating early the two-year Research License and Option Agreement, dated June 17, 2020, between Sarepta and the Company. The termination was effective as of December 3, 2021. As a result of the termination, each of the license and options granted to Sarepta were terminated in their entirety, and the Company regained all rights previously granted to Sarepta.

Under the terms of the Sarepta Research Agreement, the Company had granted to Sarepta a non-exclusive, royalty-free, worldwide license, with a limited right to sublicense, to use certain intellectual property of the Company in the conduct of activities for which Sarepta was responsible under the Sarepta Research Agreement (the Research License). The Sarepta Research Agreement provided that the activities conducted by the parties would be performed in accordance with a research plan which set forth the activities to be undertaken over the course of the Sarepta Research Agreement covering all targets included in the agreement (the Research Plan). The Company was responsible for the conduct of all activities to which it was assigned under the Research Plan. The Sarepta Research Agreement initially covered five agreed targets as selected by Sarepta at inception of the Sarepta Research Agreement (each, a Research Target). However, Sarepta had the right to replace up to two of the Research Targets with certain other agreed pre-named targets. To the extent a target was replaced, the original target would have been discontinued as a Research Target under the arrangement and the replacement target would have become a Research Target under the Sarepta Research Agreement.

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

As of the termination date of December 3, 2021, the Company recognized $7.0 million of collaboration revenue associated with the option under the Sarepta Research and Agreement as it is considered to have expired as of the termination date. The $7.0 million of revenue recognized was previously classified as, deferred revenue, on the Company's consolidated balance sheets.

The aggregate amount of the transaction price allocated to the Research License and Services Performance Obligation that was unsatisfied, as of December 31, 2020 was $8.7 million, which was expected to be recognized over the term of the associated Research Program and development activities for each target, through approximately mid-2022. The aggregate amount of the transaction price allocated to all other performance obligations that were unsatisfied as of December 31, 2020 was $7.0 million, which was expected to be recognized upon the earlier of when the respective option is exercised or expires.

During the years ended December 31, 2021 and 2020, the Company recognized $11.6 and $2.3 million of revenue under with the Sarepta Research Agreement, respectively. As of December 31, 2021 there was no deferred revenue related to the Company's collaboration with Sarepta. As of December 31, 2020 there was $7.7 million of deferred revenue related to the Company’s collaboration with Sarepta which was classified as current or long-term in the accompanying consolidated balance sheet based on the expected timing of satisfaction of the underlying goods and/or services. During the years ended December 31, 2021 and 2020, the Company incurred $4.6 million and $2.3 million of costs associated with its obligations under the Sarepta Research Agreement, respectively. Such costs were classified within research and development expenses for each respective period in the accompanying consolidated statements of operations and comprehensive loss.

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

There was no expense recognized during the year ended December 31, 2021 or 2020 related to the MDACC Research Agreement.

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

Under the terms of the MDACC License Agreement, the Company is responsible for all patent costs incurred by MDACC for the underlying licensed technology in excess of $1.5 million from the effective date of the agreement through February 1, 2021, and for all patent costs incurred or invoiced after this date. As of December 31, 2021, there was no remaining funding provided by MDACC for patent-related costs under the MDACC License Agreement.

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

As of December 31, 2021, no milestones had been achieved, nor had any royalties, sublicensing fees or other contingent payments been incurred under the MDACC License Agreement. The Company did not make any payments to MDACC for the years ended December 31, 2021 or 2020, with respect to the MDACC License Agreement.

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

During the first six years following the effective date of the Kayla License Agreement, Kayla and its affiliates may not research, develop, manufacture or commercialize anywhere in the world any product containing a small molecule STING agonist and an exosome. In addition, during the term of the Kayla License Agreement, Kayla and its affiliates may not grant a license to any third party under the licensed patent rights to, develop, manufacture or commercialize anywhere in the world a product containing certain STING compounds for therapeutic or veterinary purpose. The Kayla License Agreement also restricts the Company from developing any competing product containing a small molecule STING agonist and an exosome until the expiration of a non-compete period determined by the achievement of clinical milestones.

Pursuant to ASC 730, the Company determined that the assets acquired represent in-process research and development with no alternative future use. Therefore, the value of the consideration given for the licenses was expensed to acquired in-process research and development in the period in which it was incurred.

In consideration for entering into the Kayla License Agreement, the Company paid an up-front payment of $6.5 million in cash and issued 118,212 shares of common stock. The Company recorded an aggregate of $8.1 million to acquired in-process research and development expense during the year ended December 31, 2018 comprising: (i) $6.5 million related to the cash payment and (ii) $1.6 million related to the issuance of its common stock based on the fair value of the Company’s common stock at the effective date of the Kayla License Agreement.

The Company has certain diligence obligations under the Kayla License Agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval. The Company is also obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of the Company’s common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the US, the EU and Japan. Such payments will be expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved. Additionally, the Company is obligated to pay to Kayla a percentage of the payments that the Company receives from sublicensees of the rights licensed to it by Kayla, excluding any royalties. This percentage varies from single digits to low double digits. The first milestone was achieved upon the dosing of the first subject in the Company’s exoSTING Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was paid as of December 31, 2020. As of December 31, 2021, no other milestones had been achieved.

The Company is obligated to pay to Kayla tiered royalties ranging from low single-digits to mid-single-digits based on annual net sales by the Company, its affiliates and its sublicensees of licensed products. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. The Company may terminate the Kayla License Agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. The Company or Kayla may terminate the Kayla License Agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof. As of December 31, 2021, no royalties, or other contingent payments had been incurred under the Kayla License Agreement.

17. 401(k) plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of the first 6% of an employee’s deferral. The Company’s contributions are expensed in the year for which they are declared. For the year ended December 31, 2021 and 2020, the Company recorded expense of $0.6 million and $0.4 million, respectively, for 401(k) match contributions.

18. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2021	2020
Numerator:
Net loss	$(37,157)	$(91,665)
Cumulative dividends on redeemable convertible preferred stock	—	(10,831)
Net loss attributable to common stockholders	$(37,157)	$(102,496)
Denominator:
Weighted average common shares outstanding, basic and diluted	21,794,546	6,332,841
Net loss per share attributable to common stockholders, basic and diluted	$(1.70)	$(16.18)

As of December 31, 2021 and 2020, we had 4,763,489 and 4,543,318 outstanding stock options, respectively, representing potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive.

19. Income taxes

During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred and research and development tax credits earned in each year or interim period due to its uncertainty of realizing a benefit from those items.

The reconciliation of the US statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2021 and 2020 is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	8.5	7.4
Federal and state research and development credits	5.9	2.7
Executive Compensation	(0.7)	(0.3)
Non-deductible items	(0.1)	(0.1)
Stock Compensation	(1.5)	(0.8)
Change in valuation allowance	(33.2)	(30.0)
Other	0.1	0.1
Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$51,672	$37,609
Capitalized license and research and development payments	7,786	8,393
Research and development credits	15,062	11,910
Deferred revenue	11,919	17,117
Lease Liabilities	10,105	10,519
Accrued bonus	1,085	1,053
Stock compensation	4,344	3,335
Other temporary differences	289	349
Total deferred tax assets	102,262	90,285
Valuation allowance	(93,091)	(80,758)
Deferred tax assets	9,171	9,527
Deferred tax liabilities:
Right of use asset	(5,996)	(6,007)
Depreciation	(3,175)	(3,520)
Net deferred taxes	$—	$—

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $189.4 million and $188.7 million, respectively, which may be available to offset future taxable income. The Company has generated federal net operating losses of $152.9 million which have an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and the Company’s state net operating loss carryforwards would begin to expire in 2035. As of December 31, 2021, the Company had federal and state research and development credit carryforwards of $10.5 million and $5.0 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively. The federal and state income tax returns are generally subject to tax examinations for the tax years ending December 31, 2018 through 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 were primarily due to the increases in net operating loss and tax credit carryforwards and totaled $12.3 million and $27.5 million, respectively.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2021 or 2020.

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

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. As of December 31, 2021 or 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.