Form 10-Q
period 2022-03-31
Codiak BioSciences, Inc.
filed 2022-05-05
CIK 1659352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2022, the registrant had 22,493,867 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•
our ability to successfully advance any of our engEx product candidates into and through clinical trials, or obtain marketing approval;

•
the potential and capabilities of our engEx Platform, engEx product candidates and engEx discovery programs;

•
the potential and capability of our engEx Platform to generate additional engEx product candidates;

•
our ability to secure from Lonza Rockland, Inc. (“Lonza”), under our manufacturing arrangement with them, sufficient supply of our product candidates for, clinical trials or commercial use, if approved;

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Annual Report"), and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances that may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in our 2021 Annual Report, and this Quarterly Report on Form 10-Q.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “Codiak,” “the Company,” “we,” “us,” and “our” in this Form 10-Q refer to Codiak BioSciences, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	MARCH 31,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$56,494	$76,938
Prepaid manufacturing services	7,308	7,315
Prepaid expenses and other current assets	6,111	5,918
Total current assets	69,913	90,171
Property and equipment, net of accumulated depreciation of $12,887 and $11,809	22,456	23,479
Restricted cash	4,170	4,170
Operating right-of-use assets	21,638	21,957
Prepaid manufacturing services, net of current portion	31,893	31,893
Total assets	$150,070	$171,670
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,516	$1,838
Accrued expenses	6,808	9,703
Deferred revenue	442	12,963
Operating lease liabilities	2,775	2,661
Total current liabilities	11,541	27,165
Long-term liabilities:
Deferred revenue, net of current portion	30,503	30,686
Note payable, net of discount	25,514	25,430
Operating lease liabilities, net of current portion	34,133	34,884
Total liabilities	101,691	118,165
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 22,493,867 and 22,383,830 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	381,652	378,750
Accumulated deficit	(333,275)	(325,247)
Total stockholders’ equity	48,379	53,505
Total liabilities and stockholders’ equity	$150,070	$171,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Revenue:
Collaboration revenue	$12,704	$13,191
Total revenue	12,704	13,191
Operating expenses:
Research and development	14,248	16,550
General and administrative	6,707	6,588
Total operating expenses	20,955	23,138
Loss from operations	(8,251)	(9,947)
Other income (expense):
Other income	819	332
Interest income	4	5
Interest expense	(600)	(698)
Total other income (expense), net	223	(361)
Net loss	$(8,028)	$(10,308)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.51)
Weighted average common shares outstanding, basic and diluted	22,436,938	20,333,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited, in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at December 31, 2021	22,383,830	$2	$378,750	$(325,247)	$53,505
Stock-based compensation	—	—	2,349	—	2,349
Net loss	—	—	—	(8,028)	(8,028)
Issuance of common stock upon at-the-market offering, net of issuance costs of $17	110,037	—	553	—	553
Balance at March 31, 2022	22,493,867	$2	$381,652	$(333,275)	$48,379

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at December 31, 2020	18,787,579	$2	$302,655	$(288,090)	$14,567
Exercise of options to purchase common stock	46,807	—	316	—	316
Stock-based compensation	—	—	2,273	—	2,273
Issuance of common stock upon public offering, net of issuance costs of $560	3,162,500	—	61,868	—	61,868
Net loss	—	—	—	(10,308)	(10,308)
Balance at March 31, 2021	21,996,886	$2	$367,112	$(298,398)	$68,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,028)	$(10,308)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation expense	2,349	2,273
Non-cash interest expense	84	135
Depreciation and amortization expense	1,078	1,386
Prepaid expenses and other current assets	(193)	273
Prepaid manufacturing services	7	-
Operating right-of-use assets	319	236
Accounts payable	(265)	270
Accrued expenses	(2,860)	(1,696)
Deferred revenue	(12,704)	(12,345)
Operating lease liabilities	(638)	139
Net cash used in operating activities	(20,851)	(19,637)
Cash flows from investing activities:
Purchases of property and equipment	(182)	(1,526)
Net cash used in investing activities	(182)	(1,526)
Cash flows from financing activities:
Proceeds from exercise of common stock options	-	316
Proceeds from issuance of common stock upon at-the-market offering, net of fees	589	62,204
Net cash provided by financing activities	589	62,520
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,444)	41,357
Cash, cash equivalents and restricted cash, beginning of period	81,108	93,085
Cash, cash equivalents and restricted cash, end of period	$60,664	$134,442
Supplemental disclosures:
Cash paid for interest	$516	$563
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$24	$457
Deferred offering costs included in accrued expenses	$67	$336

	AS OF MARCH 31,
Reconciliation to amounts within the consolidated balance sheets	2022	2021
Cash and cash equivalents	$56,494	$130,272
Restricted cash	4,170	4,170
Cash, cash equivalents and restricted cash at end of period	$60,664	$134,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

Notes to CONDENSED Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Codiak BioSciences, Inc. (collectively, with its consolidated subsidiaries, any of "Codiak", "we", "us", or the "Company") was incorporated in Delaware on June 12, 2015 and is headquartered in Cambridge, Massachusetts. Codiak is a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging its deep understanding of exosome biology, the Company has developed its engineering and manufacturing platform (the "engEx Platform"), to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. Codiak has utilized its engEx Platform to generate a deep pipeline of engineered exosomes ("engEx exosomes") aimed at treating a broad range of diseases, including oncology and infectious disease and rare disease. In September 2020, Codiak initiated clinical trials for its two lead product candidates, exoSTING and exoIL-12, which are being developed to address solid tumors. In November 2021, Codiak announced that the U.S. Food and Drug Administration ("FDA"), cleared its Investigational New Drug Application ("IND") for exoASO-STAT6. This will be Codiak’s first systemically delivered exosome therapeutic candidate. To its knowledge, exoSTING, exoIL-12 and exoASO-STAT6 are the first engineered exosomes to enter clinical development.

Since its inception, the Company has devoted substantially all of its resources to its research and development efforts, including activities to develop its engEx Platform, advance engEx product candidates into clinical trials, to perform preclinical research to identify potential engEx product candidates, to perform process development to refine Codiak’s exosome engineering and manufacturing processes, and to provide general and administrative support for these operations.

The Company has primarily funded its operations with proceeds from the sales of common stock, redeemable convertible preferred stock, collaborative and research arrangements with Jazz and Sarepta and its Loan and Security agreement with Hercules Capital, Inc. ("Hercules"). As of March 31, 2022, the Company has raised an aggregate of $168.2 million through the issuance of its redeemable convertible preferred stock and convertible debt, net of issuance costs, $24.6 million from its term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from its collaborations with Jazz and Sarepta. On October 16, 2020, the Company completed its initial public offering ("IPO"), pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, the Company completed a follow-on public offering, pursuant to which it issued and sold 3,162,500 shares of its common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses. During the three-month period ended March 31, 2022, the Company raised $0.6 million, utilizing an “at-the-market” offering facility, pursuant to which it sold 110,037 shares of its common stock.

The Company has incurred significant operating losses and negative cash flows from operations since inception and expects to continue to incur operating losses for the foreseeable future. In addition, the Company anticipates that its expenses will increase significantly in connection with ongoing activities to support its engEx Platform development, drug discovery and preclinical and clinical development, in addition to creating a portfolio of intellectual property and providing administrative support.

The Company does not expect to generate significant revenue from sales of its engEx product candidates unless and until clinical development has been successfully completed and regulatory approval is obtained. If the Company obtains regulatory approval for any of its investigational products, it expects to incur significant commercialization expenses.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company expects that its cash and cash equivalents of $56.5 million as of March 31, 2022 will be insufficient to allow the Company to fund its current operating plan through at least the next 12 months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. Accordingly, the Company will be required to raise additional funds through a public equity financing, establish collaborations with, or license its technology to other companies, seek alternative means of financial support or both, in order to continue to fund its operations in the future. There can be no assurance, however, that additional fund raising will be successful and available on terms acceptable to the Company, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate certain costs related to its operations and research and development programs.

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

2. Summary of Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report"). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the US as found in the Accounting Standard Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). This report should be read in conjunction with the consolidated financial statements in our 2021 Annual Report on Form 10-K for the fiscal year 2021 as filed with the SEC on March 10, 2022.

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

We have made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, stock-based compensation, accrued expenses, leases, gain upon derecognition, contingent consideration, prepaid manufacturing assets and impairment assessments. We base our estimates on historical experience and various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results that we experience may differ materially from our estimates.

Recently Adopted Accounting Pronouncements

The accounting policies the Company follows are set forth in its audited financial statements for fiscal year 2021. There have been no material changes to these accounting policies except as noted below for new accounting pronouncements adopted at the beginning of fiscal year 2022.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12, also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

3. Derecognition of Business

Arrangement Summary

On November 1, 2021, the Company entered into an Asset Purchase Agreement ("APA") with Lonza Rockland, Inc. ("Lonza"). Under the terms of the APA, Lonza acquired all of the assets, properties and rights related to the Company’s business of manufacturing exosomes for use in clinical and non-clinical studies and the associated laboratory facility, with the exception of any activities associated with exosome modification and formulation. The closing of the transactions contemplated by the APA (the "Lonza Closing") occurred on November 15, 2021. At the Lonza Closing, certain specialized manufacturing and quality personnel of the Company became employees of Lonza (the "Transferred Employees").

In connection with the Lonza Closing, the Company entered into a Manufacturing Services Agreement ("MSA") with Lonza which became effective on November 15, 2021. Pursuant to the terms of the MSA, Lonza became the exclusive manufacturing partner for the production of the Company’s exosome products, subject to limited exceptions. As consideration for the transactions contemplated by the APA and the associated ancillary agreements, the Company is entitled to approximately $65.0 million worth of exosome manufacturing services for its clinical programs during the next four years. To the extent the Company elects to use any free and/or discounted manufacturing services available under the MSA, it would be responsible for bearing any accompanying materials costs, external costs and a handling fee. Lonza is permitted to terminate the MSA with 12 months advance notice provided at any time after November 15, 2023. Accordingly, the Company’s ability to utilize the free and discounted manufacturing services available under the MSA in periods beyond November 15, 2024 is subject to Lonza’s right to terminate. The MSA may also be terminated upon the occurrence of certain other events, including customary termination provisions.

Concurrently with the Lonza Closing, the Company and Lonza executed a License and Collaboration Agreement (the "License Agreement") on November 15, 2021. Pursuant to the terms of the License Agreement, the Company granted to Lonza an exclusive, worldwide, perpetual and sublicensable license to its high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field. The Company is eligible to receive from Lonza a double-digit percentage of future sublicensing revenues per the terms of the License Agreement. No sublicensing revenue had been received by the Company or earned by Lonza through March 31, 2022.

Also contemporaneous with the Lonza Closing, the Company and Lonza entered into a Sublease Agreement (the "Sublease Agreement"), pursuant to which Lonza subleased the premises at which the Company’s exosome manufacturing operations were located. The initial lease term commenced on November 15, 2021 and continues through November 30, 2024. Under the terms of the Sublease Agreement, Lonza is obligated to pay the Company approximately $1.0 million of fixed rent charges per year, subject to a 2.8% annual increase, plus certain operating expenses and other costs. The Company retained the primary obligation under the original lease upon execution of the Sublease Agreement.

Upon termination of the MSA on or prior to December 31, 2025, some aspects of the transactions contemplated by the APA and related ancillary agreements are required to be reverted, including with respect to certain assets, properties and rights that were transferred to Lonza. Upon termination or expiration of the Sublease Agreement at any time after December 31, 2025, some aspects of the transactions contemplated by the APA and related ancillary agreements are subject to potential reversion at Lonza’s option, including with respect to certain assets, properties and rights that were transferred to Lonza.

Accounting Analysis

The APA and pertinent elements of the MSA, the License Agreement and the Sublease Agreement comprise a single transaction because they were entered into in contemplation of one another and designed to achieve an overall commercial effect. Together, the related transactions consummated amongst the multiple contracts culminate in the transfer of the Company’s exosome manufacturing operations to Lonza (the "Lonza Transfer Transaction").

The Lonza Transfer Transaction represents the disposition of a business. Accordingly, the Company applied the derecognition guidance in ASC 810 in accounting for the transaction since Lonza is not a customer for any aspect of the arrangement. The Company’s control over the exosome manufacturing business transferred to Lonza was lost upon the closing of the APA and related ancillary agreements on November 15, 2021. Therefore, the Company recognized a gain upon derecognition on November 15, 2021.

The gain was calculated as the difference between: (i) the fair value of the non-cash consideration and (ii) the carrying amount of the underlying group of assets. Because Lonza is entitled to terminate the MSA for any or no reason with 12 months’ notice after November 15, 2023, the Company determined that any non-cash consideration scheduled beyond November 15, 2024 is contingent consideration since its ability to utilize the associated free and discounted manufacturing services is subject to Lonza’s right to terminate. The Company also treated the sublicensing revenue that may become payable under the License Agreement as contingent consideration as the receipt of any such amounts is dependent on Lonza engaging in sublicensing transactions, which is not expected to be material. Neither of the elements of contingent consideration is required to be accounted for as a derivative instrument because either the payments do not meet the definition of a derivative or qualify for a scope exception from derivative accounting.

Consequently, the consideration attributable to the Lonza Transfer Transaction is limited to the non-cash consideration due to the Company under the MSA and the sublicensing fees to which the Company is entitled under the License Agreement. The Company recorded the aggregate consideration, including the contingent consideration, at its fair value as of November 15, 2021. The aggregate fair value of the non-cash consideration represents the total discounted cash flows associated with the manufacturing expenditures expected to be avoided over the period the free and discounted services are available. The value of the costs that would otherwise be incurred was determined in reference to comparable costs charged by unrelated third-parties. The Company also incorporated a breakage factor in deriving the estimated fair value of the non-cash consideration to reflect expectations around utilization by the Company and termination by Lonza. The Company classified the MSA as a Level 3 fair value measurement for the periods presented. The discounted cash flow approach relies primarily on Level 3 unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on internal business plans, and applies certain assumptions about risk and uncertainties. As of November 15, 2021, the Company estimated the aggregate fair value of such non-cash consideration, including the associated contingent consideration, to be approximately $39.2 million. The Company does not expect to earn any significant sublicensing fees or other consideration from the transaction.

Amounts payable under the Sublease Agreement based on the contractually stated rates approximate the fair value of the associated rights conveyed as of November 15, 2021. Therefore, the Company has accounted for the Sublease Agreement separately from the disposition of the business. No amount has been allocated from the other consideration in the arrangement to this element.

The Company has recorded the aggregate fair value of the non-cash consideration as a prepaid manufacturing services asset as of November 15, 2021. The Company will amortize the prepaid manufacturing services asset as requested services are rendered by Lonza under the MSA, subject to impairment assessments. Such amount is classified as current or noncurrent based on the timing of when the associated services are expected to be utilized by the Company. Amounts expected to be consumed within the 12 months following March 31, 2022 are classified within current assets as prepaid manufacturing services as of March 31, 2022, while the remainder is classified as a noncurrent asset as of March 31, 2022. The Company has not utilized any of the prepaid manufacturing services as of March 31, 2022.

4. Fair Value Measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	MARCH 31, 2022
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$1	$—	$—	$—	$1
	$1	$—	$—	$—	$1

	DECEMBER 31, 2021
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	NOT SUBJECT TO LEVELING(1)
Assets:
Cash equivalents:
Money market funds	$67,603	$—	$—	$—	$67,603
	$67,603	$—	$—	$—	$67,603

(1)
Certain cash equivalents that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents consisted of money market funds invested in US Treasury securities with original maturities of less than 90 days from the date of purchase.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	MARCH 31, 2022	DECEMBER 31, 2021
Accrued employee compensation	$3,470	$5,142
Accrued external research and development costs	1,852	2,420
Accrued professional services and consulting	988	1,523
Accrued facilities costs	90	190
Other expenditures	408	428
	$6,808	$9,703

6. Leases

The Company has several long-term non-cancelable lease arrangements for its facilities, expiring at various times through 2029. Certain arrangements have free rent periods or escalating rent payment provisions; costs under such arrangements are recognized on a straight-line basis over the life of the leases. The Company has two locations in Massachusetts, its office and laboratory, located in Cambridge and manufacturing space, located in Lexington, which is currently being leased and operated by Lonza (Note 3).

Operating Leases

4 Hartwell Place

On March 5, 2019, the Company entered into a lease for manufacturing space at 4 Hartwell Place, in Lexington, Massachusetts. Under the terms of the lease, the Company leases 18,707 square feet for $0.9 million per year in base rent, which is subject to a 2.6% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The lease term commenced in July 2019 and will end in December 2029. The Company has the option to extend the lease twice, each for a five-year period, on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company had fully occupied the space as of December 31, 2020. Upon execution of the lease agreement, the Company provided a security deposit of $0.4 million which is held in the form of a letter of credit and was classified as non-current restricted cash as of March 31, 2022 and December 31, 2021. The lease provided the Company with a tenant improvement allowance of $1.3 million, which is being amortized as a reduction to rent expense over the remaining lease term. As of March 31, 2021, the Company had received all $1.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

On November 15, 2021, the Company entered into an amendment to the lease (the "Master Lease Amendment") for the property located at 4 Hartwell Place in Lexington, Massachusetts. The only change to the terms of the lease was to increase the base rent by $0.1 million per year. There were no initial direct costs incurred, incremental incentives received or any other payments made to or by the Company with respect to the Master Lease Amendment. The Company accounted for the changes made to the lease agreement as a lease modification. The Company determined that the associated lease should continue to be accounted for as an operating lease with a lease term commensurate with the initial lease term which ends in December 2029. The Company remeasured the lease liability as of November 15, 2021 based on the then-current applicable incremental borrowing rate resulting in an increase of $1.0 million which was offset by an equal adjustment made to the corresponding right-of-use asset.

35 CambridgePark Drive

On March 22, 2019, the Company entered into a non-cancelable property lease for its corporate headquarters, which included office and laboratory space at 35 CambridgePark Drive, in Cambridge, Massachusetts. Under the terms of the lease, the Company leases 68,258 square feet for $4.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The Company accounts for this lease as an operating lease. The lease term commenced on March 26, 2019 and is expected to end in November 2029. The Company has the option to extend the lease for a 10-year period on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company occupied the space in February 2020 as its new corporate headquarters. Upon execution of the lease agreement, the Company provided a security deposit of $3.7 million which is held in the form of a letter of credit and is classified as non-current restricted cash as of March 31, 2022 and December 31, 2021. The lease provides the Company with a tenant improvement allowance of $12.3 million, subject to reduction for a 2% construction oversight fee due to the landlord, which is being amortized as a reduction to rent expense over the remaining lease term. The Company has received all $12.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

Subleases

4 Hartwell Place

On November 15, 2021, the Company entered into a sublease agreement with Lonza for the entirety of its leased space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the Sublease Agreement, Lonza is obligated to pay the Company base rent of $1.0 million per year, subject to a 2.8% annual increase, plus certain operating expenses and other costs. The initial lease term commenced on November 15, 2021 and continues through November 30, 2024. Lonza has the option to extend the sublease term for five 12-month periods on the same terms and conditions as the current sublease, subject to an increase of 2.8% in the annual fixed rent charges. Additionally, Lonza has the right to have the associated master lease assigned to it beginning on January 1, 2026, subject to the landlord’s consent. As of March 31, 2022, the Company has not been legally released from its primary obligations under the original lease. Therefore, the Company continues to account for the original lease as it did before commencement of the sublease, inclusive of the effects of the Master Lease Amendment. The Company determined that the sublease term is commensurate with the initial sublease term because it is not reasonably certain that any of the extension options will be exercised.

35 CambridgePark Drive

On April 27, 2020, the Company entered into a sublease for 23,280 square feet of its leased space at 35 CambridgePark Drive. Under the terms of the sublease, the sublessee was to pay the Company $1.3 million per year, which was subject to a 3.0% annual rent increase, plus certain operating expenses. The lease term commenced on May 18, 2020 and was expected to end in May 2022. Effective July 1, 2021, the sublessee exercised its option to extend the sublease for a one-year period through May 2023, on the same terms and conditions as the current sublease, subject to a change in base rent based on the greater of (i) an increase of 3% of the annual rent owed by the sublessee in year two, and (ii) market rent for the subleased premises. Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.3 million which is held in the form of a letter of credit.

During the three months ended March 31, 2022 and 2021, the Company recognized sublease income of $0.8 million and $0.4 million, respectively, which is presented in other income.

The components of operating lease costs were as follows (in thousands):

	FOR THE THREE MONTHS ENDED MARCH 31,
	2022	2021
Operating lease costs	$1,240	$1,209
Short-term lease costs	4	6
Variable lease costs	642	669
Sublease income	(822)	(357)
	$1,064	$1,527

Variable lease costs were primarily related to operating expenses, taxes and utilities associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises.

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	FOR THE THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,558	$1,483
Weighted-average remaining lease term - operating leases (years)	7.7	8.7
Weighted-average discount rate - operating leases	10.1%	10.0%

Undiscounted cash flows used in calculating the Company’s operating lease liabilities and amounts to be received under the sublease at 35 CambridgePark Drive and 4 Hartwell Place as of March 31, 2022 are as follows (in thousands):

Fiscal Year	OPERATING LEASE PAYMENTS	SUBLEASE RECEIPTS	NET OPERATING LEASE PAYMENTS
2022 (remainder of the year)	$4,694	$2,281	$2,413
2023	6,436	1,965	4,471
2024	6,625	965	5,660
2025	6,820		6,820
2026	7,020		7,020
Thereafter	21,779		21,779
Total undiscounted cash flows	$53,374	$5,211	$48,163
Less: Amounts representing interest	(16,466)
Present value of lease liabilities	$36,908

7. Commitments and contingencies

Manufacturing Services Agreement

The Company and Lonza entered into a Manufacturing Services Agreement ("MSA") which became effective on November 15, 2021. The MSA outlines the terms and conditions under which Lonza will develop, manufacture and supply exosome products for development and clinical purposes. The parties will negotiate and execute an amendment to the MSA to address the commercial manufacture of the Company’s exosome products. Each individual project to be completed under the MSA is governed by an associated statement of work which sets forth the activities to be performed, timeline, charges and payment schedule applicable to such project. Pricing is established on a project-by-project basis. Statements of work are executed between the parties on an as-requested basis. No activities had commenced with respect to outstanding statements of work through March 31, 2022. The Company is subject to certain cancellation fees and/or other charges upon its termination of statements of work and in the event of a suspension or delay in the conduct of statements of work, including with respect to the reimbursement of non-cancelable costs incurred by Lonza. Through March 31, 2022, the Company has not incurred any cancellation fees or other charges relating to a termination, suspension or delay of outstanding statements of work.

Under the terms of the MSA, the Company is obligated to purchase the entirety of its aggregate production needs from Lonza, subject to limited exceptions. Starting on July 1, 2022, the Company will provide to Lonza rolling forecasts of its anticipated manufacturing time requirements for the next 24 months from the date of the forecast which will be updated no less frequently than quarterly. The first 12 months of each forecast will be a binding commitment, while the remaining 12 months will be non-binding. Commencing on January 1, 2026, the Company is bound by a commitment to purchase from Lonza a minimum of a specified number of weeks of manufacturing time each year at a predetermined price throughout the term of the arrangement. The Company’s minimum purchase commitments under the MSA may be relieved at its option upon the occurrence and during the pendency of certain liquidation events or clinical discontinuations. As of March 31, 2022, the Company did not have any minimum non-cancelable purchase obligations under the MSA.

Pursuant to the terms of the MSA, the Company is entitled to a specified number of weeks of manufacturing time and a defined number of technology transfers from Lonza at no cost, with the exception of any accompanying materials costs, external costs and a handling fee. Additionally, the terms of the MSA provide the Company with a specified number of weeks of manufacturing time from Lonza at a discounted rate, subject to annual adjustment. The Company bears the expense associated with any materials costs, external costs and a handling fee related to the discounted manufacturing time. Manufacturing services in excess of the free and discounted time are priced at a fixed weekly rate, plus materials costs, external costs and a handling fee. The Company’s consumption of the free and discounted manufacturing time, including the associated technology transfer services, is subject to a contractually-specified apportionment by year, which commenced in 2022 and continues through 2025. The Company’s failure to use the free and discounted manufacturing time within the assigned period results in its forfeiture unless such inability is not due to the Company or Lonza permits carryover to a subsequent period. The Company did not utilize any of the manufacturing services as of March 31, 2022.

Unless earlier terminated or extended by the parties, the MSA remains in effect until the earlier of the: (i) fifth anniversary of the first approval of a biologics license application by the FDA for any of the Company’s exosome products or (ii) tenth anniversary of Lonza’s completion of the services associated with the free manufacturing time. The MSA is subject to customary termination provisions. Additionally, Lonza may terminate the MSA with 12 months advance notice for any or no reason at any time after November 15, 2023. To the extent the MSA is terminated on or prior to December 31, 2025, certain aspects of the transactions consummated in connection with the Lonza Transfer Transaction will be reverted, including with respect to assets, properties and rights that transferred to Lonza effective on November 15, 2021.

Lonza has the right to cease manufacturing under the MSA upon either: (i) the Company unreasonably withholding, conditioning or delaying its approval of certain price changes or (ii) the Company enduring certain liquidation events or clinical discontinuations. Any termination of the MSA for any reason will be without prejudice to any rights that will have accrued to the benefit of a party prior to such termination.

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

Indemnification agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material impact on its financial statements, and it had not accrued any liabilities related to such obligations as of March 31, 2022 or December 31, 2021.

Legal proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses costs related to its legal proceedings as incurred.

8. Indebtedness

On September 30, 2019 (the "Hercules Closing Date"), the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the "Term Loan Facility") was available to the Company in four tranches, subject to certain terms and conditions. On the Hercules Closing Date, $10.0 million of the first tranche was advanced to the Company and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Under the Loan Agreement, there were three additional tranches available to the Company of $10.0 million ("tranche two"), $10.0 million ("tranche three"), and $30.0 million ("tranche four"). As of March 31, 2022, tranches two, three and four had expired.

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

Effective September 17, 2021 (the "Amended Closing Date"), the Company amended the Loan Agreement with Hercules (the "Amended Loan Agreement"), increasing aggregate principal amount available from $75.0 million under the Term Loan Facility to $85.0 million (the "Amended Term Loan Facility").

Under the Amended Term Loan Facility, a new tranche three of $10.0 million was established and was available through December 15, 2021. Tranche four was amended such that $30.0 million is now available through the interest only period, subject to future lender investment committee approval. Tranche five of up to $20.0 million was established under the Amended Loan Agreement and is available through September 30, 2023, upon satisfaction of certain clinical milestones. Tranche five is only available in minimum draws of $5.0 million.

Advances under the Amended Term Loan Facility bear interest at a rate equal to the greater of (i) 8.25% plus the Prime Rate (as reported in The Wall Street Journal) less 3.25%, and (ii) 8.25%. The interest only period under the Term Loan Facility was extended from November 1, 2022 to October 1, 2023 under the Amended Term Loan Facility and is further extendable to October 1, 2024 upon the achievement of certain clinical milestones. Under the Amended Term Loan Facility, following the interest only period, the Company will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2025, compared to October 1, 2024 under the Term Loan Facility.

Prepayments on Amended Loan Agreement, in whole or in part, at any time are subject to a prepayment charge (Prepayment Premium) equal to: (i) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Amended Closing Date, (ii) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Amended Closing Date, or (iii) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Amended Closing Date.

Additionally, upon prepayment or repayment of all or any of the term loans under the Amended Term Loan Facility, the Company will pay an end of term charge of 5.5% of the aggregate funded amount under the Term Loan Facility. The end of term charge of $1.4 million, or 5.5% of the $25.0 million of principal advanced under the Term Loan Facility, remains payable at the maturity date under the original term Loan Facility of October 1, 2024.

The terms under the Amended Loan Agreement were not substantially different from those under the original Loan Agreement and the Amended Loan Agreement will be accounted for prospectively.

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

As of March 31, 2022 and December 31, 2021, the carrying value of the Term Loan Facility was $25.5 million and $25.4 million, respectively, which is classified as a long-term liability. The fair value of debt is classified as Level 2 for the periods presented and approximates its carrying value due to the variable interest rate.

The future principal payments under the Amended Loan Agreement are as follows as of March 31, 2022 (in thousands):

Fiscal Year	PRINCIPAL
2022	$-
2023	2,773
2024	11,680
2025	10,547
$25,000

During the three months ended March 31, 2022 and 2021, the Company recognized $0.6 million and $0.7 million of interest expense related to the Amended Loan Agreement, respectively.

9. Stock-Based Compensation

Stock plans

As of March 31, 2022, the Company has granted service-based awards, which vest over a defined period of service. Most service-based awards vest over a four-year period, with the first 25% vesting following 12 months of continued employment or service, and the remainder vesting in 12 quarterly installments over the following three years. The Company has also granted service-based awards, which vest over a two-year period, with the first 50% vesting following 12 months of continued employment or service, and the remainder vesting in four quarterly installments over the following year.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan"), was adopted by the Company’s board of directors in October 2020, approved by the Company’s stockholders in October 2020 and became effective as of October 12, 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2020 Plan was 1,043,402 shares. The number of shares reserved shall be annually increased on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of 5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year or such lesser number of shares determined by the compensation committee. As of January 1, 2022, 1,119,192 additional shares of common stock were reserved for issuance under the 2020 Plan.

The shares of the Company’s common stock subject to outstanding awards under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. As of March 31, 2022, there were 1,199,352 shares available for future issuance under the 2020 Plan.

The Company’s stock options expire after approximately ten years from the date of grant. As of March 31, 2022, the Company does not hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, (the "ESPP") was adopted by our board of directors, approved by the Company’s stockholders and became effective in October 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 208,680 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP may be increased on the first day of each calendar year, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of (i) 834,720 shares of common stock, (ii) 0.5% of the outstanding shares of common stock on the immediately preceding December 31st or (iii) such lesser number of shares as determined by the administrator of the ESPP. There had been no increase in the number of shares of common stock reserved for issuance under the ESPP as of March 31, 2022.

Stock Options

The following table summarizes the Company’s option activity during the three months ended March 31, 2022:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (1)
			(In years)	(In thousands)
Outstanding as of December 31, 2021	4,763,489	$12.56	6.44	$10,370
Granted	872,175	6.86
Exercised	—	—
Forfeited/Cancelled	(227,641)	13.90
Outstanding as of March 31, 2022	5,408,023	$11.59	6.85	$3,358
Exercisable as of March 31, 2022	2,903,814	$9.14	5.46	$3,018
Vested and expected to vest as of March 31, 2022	5,408,023	$11.59	6.85	$3,358

(1)
Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of March 31, 2022 and December 31, 2021.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $0.0 million and $1.0 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2022

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM
			(In years)
Outstanding as of December 31, 2021	—	$—	—
Granted	866,183	5.73
Vested	—
Forfeited/Cancelled	(17,525)	6.07
Outstanding as of March 31, 2022	848,658	$5.73	1.30
Vested and expected to vest as of March 31, 2022	848,658	$5.73	1.30

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development	$1,322	$1,058
General and administrative	1,027	1,215
	$2,349	$2,273

Employee	$1,975	$2,239
Non-employee	374	34
	$2,349	$2,273

The Company did not recognize any stock-based compensation expense during the three months ended March 31, 2022 related to performance-based awards and recognized less than $0.1 million during the three months ended March 31, 2021 related to performance-based awards that vested upon achievement of their underlying performance condition.

As of March 31, 2022, the total unrecognized compensation expense related to the Company’s stock compensation awards was $23.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

10. Collaboration agreements

Detailed description of contractual terms and the Company’s accounting for agreements described below were included in the Company’s audited financial statements and notes in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2022.

The following table summarizes our total consolidated revenue from our current and former strategic collaborators for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
Collaboration Revenue by Strategic Collaborator:	2022	2021
Jazz	$12,704	$11,618
Sarepta	-	1,573
Total collaboration revenue	$12,704	$13,191

The following tables present changes in the Company’s contract assets and liabilities for the three months ended March 31, 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31, 2022
	BALANCE BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE END OF PERIOD
Contract assets:
Account receivable (1)	$628	$—	$—	$628
Contract liabilities:
Deferred revenue	$43,649	$—	$(12,704)	$30,945

(1)
Included in prepaid expenses and other current assets as shown within the condensed consolidated balance sheets.

During the three months ended March 31, 2022 and 2021, the Company recognized the following revenue (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$12,704	$12,344

Jazz collaboration and license agreement

During the three months ended March 31, 2022, the Company continued to perform under its Collaboration and License Agreement (the "Jazz Collaboration Agreement"), pursuant to which the Company recognizes revenues utilizing the cost-based input method. As a result, the Company recognizes over time as revenue the transaction price allocated to each performance obligation as research and development services are performed. The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the Jazz Collaboration Agreement (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Revenue recognized	$12,704	$11,618
Costs incurred	$559	$664

Four of the targets were identified at the inception of the collaboration (the "Initial Collaboration Targets"). In April 2021, the Company and Jazz mutually agreed to discontinue their work on exoASO™-STAT3 ("STAT3"), one of the five oncogene targets subject to the Jazz Collaboration Agreement. The Company recognized the remaining $10.9 million in deferred revenue allocated to this target during the three months ended March 31, 2021. On June 30, 2021, Jazz formally nominated the fifth collaboration target. The Company will recognize the $2.8 million of revenue allocated to this performance obligation consistent with all active Jazz targets, recording revenue based on actual costs incurred relative to the budgeted costs to complete each of the respective programs.

In January 2022, the Company and Jazz mutually agreed to discontinue their work on the NRAS target. The Company recognized the remaining $12.6 million in deferred revenue allocated to this target during the three months ended March 31, 2022. As of March 31, 2022, except for NRAS, there were no significant changes in the Company's assumptions or estimates related to the costs to complete. Jazz also has the option to nominate an additional target (a "Replacement Target") if two of the Initial Collaboration Targets fail prior to acceptance of an Investigational New Drug application ("IND"). As of March 31, 2022, there are three remaining material rights outstanding under the Jazz Collaboration Agreement.

Codiak and Jazz continue to jointly advance their research and development efforts on other exosome-based therapeutic programs to treat cancer pursuant to the Jazz Collaboration Agreement. Jazz has the contractual right to revive terminated targets as active targets in the future.

There have been no changes to the Company’s estimate of variable consideration on active performance obligations since inception of the arrangement through March 31, 2022. As of March 31, 2022, the Company has not achieved any preclinical development, IND acceptance, clinical, regulatory or sales milestones or earned any royalties or profit share under the Jazz Collaboration Agreement.

As of March 31, 2022 and December 31, 2021, the Company had $30.9 million and $43.6 million, respectively, of deferred revenue related to the Company’s collaboration with Jazz which is classified as current or long-term in the accompanying consolidated balance sheet based on the expected timing of recognizing such amounts as revenue.

Sarepta license and option agreement

On October 1, 2021, Sarepta notified the Company that it was terminating the Research License and Option Agreement (the "Sarepta Research Agreement") early. The termination was effective as of December 3, 2021. As a result of the termination, each of the license and options granted to Sarepta were terminated in their entirety, and the Company regained all rights previously granted to Sarepta. During the three months ended March 31, 2022, the Company was no longer obligated to perform under its Sarepta Research Agreement, pursuant to which the Company recognized revenue utilizing the cost-based input method. The Company recognized contract to date revenue of $13.9 million as research and development services that were performed through December 3, 2021. The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the Sarepta Research Agreement (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Revenue recognized	$-	$1,573
Costs incurred	$-	$1,573

11. Other significant agreements

MDACC in-license agreement

In November 2015, the Company entered into a Patent and Technology License Agreement with MDACC, as amended in April 2018 (the "MDACC License Agreement"). Pursuant to the MDACC License Agreement, the Company holds exclusive worldwide license rights to certain intellectual property relating to the use of exosomes for diagnostic and therapeutic applications and a non-exclusive worldwide license under certain related technologies, with the right to grant sublicenses. The Company also obtained the exclusive right of first negotiation, for a specified time period, for a license to certain of MDACC’s rights in future exosome technology.

Under the terms of the MDACC License Agreement, the Company is responsible for all patent costs incurred by MDACC for the underlying licensed technology in excess of $1.5 million from the effective date of the agreement through February 1, 2021, and for all patent costs incurred or invoiced after this date. As of March 31, 2022, there was no remaining funding provided by MDACC for patent-related costs under the MDACC License Agreement.

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

As of March 31, 2022, no milestones had been achieved, nor had any royalties, sublicensing fees or other contingent payments been incurred under the MDACC License Agreement. The Company did not make any payments to MDACC for the three months ended March 31, 2022 and 2021 with respect to the MDACC License Agreement.

Kayla Therapeutics S.A.S license agreement

On November 6, 2018, the Company entered into a License Agreement with Kayla, pursuant to which it obtained a co-exclusive worldwide, sublicensable license under certain patent rights and to related know-how and methods to research, develop, manufacture and commercialize compounds and products covered by such patent rights in all diagnostic, prophylactic and therapeutic uses (the "Kayla License Agreement"). The foregoing license is co-exclusive with Kayla, but Kayla’s retained rights are subject to certain restrictions.

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

The Company has certain diligence obligations under the Kayla License Agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval. The Company is also obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of the Company’s common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the US, the EU and Japan. Such payments will be expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved. Additionally, the Company is obligated to pay to Kayla a percentage of the payments that the Company receives from sublicensees of the rights licensed to it by Kayla, excluding any royalties. This percentage varies from single digits to low double digits. The first milestone was achieved upon the dosing of the first subject in the Company’s exoSTING Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was paid as of December 31, 2020. As of March 31, 2022, no other milestones had been achieved.

The Company is obligated to pay to Kayla tiered royalties ranging from low single-digits to mid-single-digits based on annual net sales by the Company, its affiliates and its sublicensees of licensed products. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. The Company may terminate the Kayla License Agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. The Company or Kayla may terminate the Kayla License Agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof. As of March 31, 2022, no royalties, or other contingent payments had been incurred under the Kayla License Agreement.

12. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Numerator:
Net loss	$(8,028)	$(10,308)
Net loss attributable to common stockholders	$(8,028)	$(10,308)
Denominator:
Weighted average common shares outstanding, basic and diluted	22,436,938	20,333,398
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.51)

The following common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Restricted stock units	848,658	—
Outstanding stock options	5,408,023	5,147,946
Outstanding awards	6,256,681	5,147,946

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022, (the "Quarterly Report"), and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions, and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging our deep understanding of exosome biology, we have developed our engineering and manufacturing platform, or engEx Platform, to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. We have utilized our engEx Platform to generate a deep pipeline of engineered exosomes, or engEx exosomes, aimed at treating a broad range of diseases, including oncology, and infectious disease and rare disease.

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

In November 2021, we reported initial data from the first three dose escalating cohorts (0.3 mcg, 1.0 mcg, and 3.0 mcg) enrolled in the Phase 1/2 study of exoSTING. Trial participants (n=11) were administered exoSTING intratumorally and all subjects had received at least two prior therapies prior to study entry, with most (73%) having progressed on checkpoint inhibitors. Plasma pharmacokinetic ("PK"), measurements of subjects that received exoSTING showed no systemic exposure to the agonist. Further, analyses of available plasma biomarkers indicated a lack of systemic inflammatory cytokines detectable in blood after exoSTING administration. exoSTING appeared to be generally well-tolerated. Blood biomarker assessments conducted post-dosing showed evidence of dose-dependent activation of the STING pathway and Type I INF induction along with CXCL10, indicating activation of the innate immune response. Paired tumor biopsies available from two subjects showed evidence of an adaptive immune response and CD8 effector T cell infiltration into the tumor, as well as an increase in PD-L1 expression. Finally, in subjects evaluable for early signs of antitumor activity (n=8), tumor shrinkage was observed in injected as well as distal, non-injected tumors, in a subset of subjects.

Enrollment in cohorts 4 (6 mcg) and 5 (12 mcg) of the exoSTING trial is ongoing. Data from all five cohorts including objective response data, and efficacy data in injected and non-injected tumors, are expected in the late first half of 2022, which will enable identification of a recommended Phase 2 dose. We also expect to receive safety, biomarker and preliminary pharmacodynamics and efficacy results from Part B (treatment of early stage CTCL patients) of our Phase 1 clinical trial of exoIL-12 by late first half 2022. Furthermore, we have multiple preclinical and discovery programs of our engEx exosomes that we are or have previously been advancing either independently or through our strategic collaborations with Jazz Pharmaceuticals Ireland Limited ("Jazz"), and Lonza Rockland, Inc. ("Lonza").

Sarepta notified us that it was terminating the two-year Research License and Option Agreement, dated June 17, 2020, between Sarepta and us, effective as of December 3, 2021.

We were incorporated and commenced operations in 2015. Since inception, we have devoted substantially all of our resources to developing our engEx Platform, our engEx product candidates and engEx exosomes, clinical and preclinical candidates; building our intellectual property portfolio, process development and manufacturing function; business planning; raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of our common stock and redeemable convertible preferred stock, our term loan facility with Hercules Capital, Inc., ("Hercules"), and our collaborations with Jazz and Sarepta. As of March 31, 2022, we had raised an aggregate of $168.2 million through the issuance of our redeemable convertible preferred stock, net of issuance costs, $24.6 million from our term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from our collaboration with Jazz and our prior collaboration with Sarepta. On October 16, 2020, we completed our initial public offering ("IPO"), pursuant to which we issued and sold 5,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering, pursuant to which we issued and sold 3,162,500 shares of our common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses. During the three-month period ended March 31, 2022, we raised $0.6 million, utilizing an “at-the-market” offering facility, pursuant to which we sold 110,037 shares of our common stock.

On November 1, 2021, we and Lonza entered into an Asset Purchase Agreement (the "APA"), pursuant to which Lonza acquired our exosome manufacturing facility and related assets, and subleased the premises, located at 4 Hartwell Place, Lexington, Massachusetts. On November 15, 2021, we and Lonza closed the transactions contemplated by the APA, or the Lonza Closing. In connection with the Lonza Closing, and as consideration for the APA, we and Lonza entered into a Manufacturing Services Agreement (the "MSA"). Pursuant to the MSA, Lonza will become the exclusive manufacturing partner for future clinical and commercial manufacturing of our exosome products pipeline, subject to limited exceptions. As consideration for the transactions contemplated by the APA and the associated ancillary agreements, we are entitled to approximately $65.0 million worth of exosome manufacturing services for our clinical programs during the next four years. Commencing in 2026, we shall purchase from Lonza a contractually agreed minimum amount of exosome manufacturing services per year for ten years, or if earlier, until the fifth (5th) anniversary of the first commercial sale of a Codiak exosome product, subject to limited exceptions.

Also in connection with the Lonza Closing, we and Lonza entered into a Licensing and Collaboration Agreement (the "License"). Pursuant to the License, we granted Lonza a worldwide, exclusive and sub-licensable license to our high throughput exosome manufacturing intellectual property in the contract development and manufacturing field, and a worldwide, non-exclusive and sub-licensable license to such intellectual property for non-therapeutical uses outside the contract development and manufacturing field. Pursuant to the License, we are eligible to receive from Lonza a double-digit percentage of future sublicensing revenues. We shall retain our pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. The companies will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage the strengths of both companies to pursue developments in exosome production, purification and analytics.

We have not generated any revenue from product sales and do not expect to do so for several years, and may never do so. We advanced our first two engEx product candidates, exoSTING and exoIL-12, into clinical trials in September 2020 and in November 2021, we announced that the FDA had cleared our IND for exoASO-STAT6, which will allow us to begin dosing study subjects in the first half of 2022. All of our other engEx exosomes are still in preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our engEx product candidates. Since our inception, we have incurred significant losses, including net losses of $37.2 million and $91.7 million for the years ended December 31, 2021 and 2020, respectively. During the three months ended March 31, 2022, we incurred a net loss of $8.0 million. As of March 31, 2022, we had an accumulated deficit of $333.3 million. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
initiate and conduct clinical trials for exoSTING, exoIL-12, exoASO-STAT6 and any other engEx product candidates we identify and choose to develop;
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

As of March 31, 2022, we had cash and cash equivalents of $56.5 million. We expect that our existing cash and cash equivalents as of March 31, 2022 will not enable us to fund our current operating plan and capital expenditure requirements for 12 months following the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. These factors raise substantial doubt about our ability to continue as a going concern. See ‘‘—Liquidity and capital resources’’ for further information.

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

During the three months ended March 31, 2022 and 2021, we recognized $12.7 million and $11.6 million of revenue under our Collaboration and License Agreement with Jazz, respectively. We did not recognize any revenue related to the Sarepta Research Agreement during the three months ended March 31, 2022, as our research and collaboration agreement was terminated effective December 3, 2021. During the three months ended March 31, 2021, we recognized $1.6 million under the Sarepta Research Agreement. As of March 31, 2022 and December 31, 2021, we had $30.9 million and $43.6 million, respectively, of deferred revenue with respect to our Collaboration and License Agreement with Jazz.

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
•
expenses incurred under agreements with third parties, such as contract research organizations ("CROs"), that conduct our preclinical studies;
•
licensing costs;
•
costs of acquiring, developing and manufacturing materials for preclinical studies, including both internal manufacturing and third-party contract manufacturing organizations ("CMOs");
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

Our primary focus of research and development since inception has been the development of our engEx Platform and our pipeline of engEx product candidates, including our initial product candidates, exoSTING, exoIL-12, exoASO-STAT6 and discovery programs. Our research and development costs consist of personnel costs, external costs, such as fees paid to CMOs, CROs, and consultants in connection with our clinical and preclinical studies and experiments, and other internal costs, including rent, depreciation, and other miscellaneous costs. We do not allocate employee-related costs and other internal costs to specific research and development programs because these costs are used across all programs under development. We present external research and development costs for any individual engEx product candidate when we obtain Investigational New Drug ("IND"), approval. As IND approval was received for exoSTING and exoIL-12 in 2020 and exoASO-STAT6 in 2021, we have presented our research and development costs separately for these programs below.

The following table reflects our research and development expenses for each period presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021

Personnel-related (including stock-based compensation)	$6,086	$6,626
engEx Platform	1,766	3,501
exoIL-12	1,303	775
exoSTING	1,467	956
exoASO-STAT6	716	1,413
Other research and development expenses	2,910	3,279
Total research and development expenses	$14,248	$16,550

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
•
the terms and timing of any additional collaborations, license or other arrangements, including the terms and timing of any milestone payments thereunder;

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

Income taxes

Since our inception in 2015, we have not recorded any US federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of $189.4 million and $ 188.7 million, respectively, which may be available to offset future taxable income. During the year ended December 31, 2021, we generated a federal net operating loss of $152.9 million, which has an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and our state net operating loss carryforwards would begin to expire in 2035. As of December 31, 2021, we had federal and state research and development credit carryforwards of $10.5 million and $5.0 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively. During the three months ended March 31, 2022, we recorded no income tax benefits for the net operating losses incurred or research and development tax credits earned in each interim period due to our uncertainty of realizing a benefit from those items.

Results of operations

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Revenue:
Collaboration revenue	$12,704	$13,191
Total revenue	12,704	13,191
Operating expenses:
Research and development	14,248	16,550
General and administrative	6,707	6,588
Total operating expenses	20,955	23,138
Loss from operations	(8,251)	(9,947)
Other income (expense):
Other income	819	332
Interest income	4	5
Interest expense	(600)	(698)
Total other income (expense), net	223	(361)
Net loss	$(8,028)	$(10,308)

Comparison of the three months ended March 31, 2022 and 2021

Collaboration revenue

Collaboration revenue decreased by $0.5 million from $13.2 million for the three months ended March 31, 2021 to $12.7 million for the three months ended March 31, 2022. The decrease is driven by the early termination of the Research License and Option Agreement with Sarepta. The agreement with Sarepta was executed in June 2020 and was terminated effective December 3, 2021, resulting in no revenue in 2022. For the three month periods ended March 31, 2022 and 2021, $12.6 million and $10.9 million were recognized by us and Jazz mutually agreeing to discontinue work on NRAS and STAT3, respectively, two of the five oncogene targets subject to the Jazz Collaboration Agreement.

Research and development expense

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021, along with the changes in those items (in thousands):

	THREE MONTHS ENDED MARCH 31,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2022	2021	(DECREASE)	(DECREASE)
Personnel-related (including stock-based compensation)	$6,086	$6,626	$(540)	-8%
engEx Platform	1,766	3,501	(1,735)	-50%
exoIL-12	1,303	775	528	68%
exoSTING	1,467	956	511	53%
exoASO-STAT6	716	1,413	(697)	-49%
Other research and development expenses	2,910	3,279	(369)	-11%
Total research and development expenses	$14,248	$16,550	$(2,302)

Research and development expenses decreased $2.3 million from $16.6 million for the three months ended March 31, 2021 to $14.2 million for the three months ended March 31, 2022.

The decrease in research and development expenses was primarily due to a

•
$0.5 million decrease in personnel-related costs primarily due to a decrease of employees related to the disposition of the CMF facility to Lonza;
•
$1.7 million decrease in engEx Platform expenses driven mainly by a $1.1 million decrease in lab expenses and a $0.4 million decrease of contractors and consultants, which were both primarily related to the disposition of the CMF facility to Lonza;

•
$0.7 million decrease in exoASO-STAT6 expenses driven by a decrease in of $1.2 million in IND-enabling research and pre-clinical expenses, partially offset by a $0.5 million increase in start-up clinical costs;
•
$0.4 million decrease in other research and development costs, primarily driven by the disposal of equipment in the CMF facility to Lonza.

These decreases were slightly offset by a

•
$0.5 million increase in exoIL-12 driven primarily by an increase of material production and quality, partially offset by a decrease in clinical trial expenses; and
•
$0.5 million increase in exoSTING costs related to PharmTox studies.

General and administrative expense

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021, along with the changes in those items (in thousands):

	THREE MONTHS ENDED MARCH 31,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2022	2021	(DECREASE)	(DECREASE)
Personnel-related (including stock-based compensation)	$3,394	$3,266	$128	4%
Professional fees	1,340	1,293	47	4%
Facility-related and other general and administrative	1,973	2,029	(56)	-3%
Total general and administrative expenses	$6,707	$6,588	$119

General and administrative expenses increased $0.1 million from $6.6 million for the three months ended March 31, 2021 to $6.7 million for the three months ended March 31, 2022.

The increase in general and administrative expenses was primarily due to a $0.1 million increase driven by annual merit raises.

Interest income

There was an immaterial change of less than $0.1 million in interest income between the three months ended March 31, 2021 and the three months ended March 31, 2022. All of our investments matured prior to the three months ended March 31, 2022. As of March 31, 2022, we did not hold any investments.

Interest expense

Interest expense decreased $0.1 million from $0.7 million for the three months ended March 31, 2021 to $0.6 million for three months ended March 31, 2022. The decrease was driven by slightly lower interest rates in the Amended Term Loan Facility, which became effective in September 2021.

Other income

Other income increased by $0.5 million from $0.3 million for the three months ended March 31, 2021 to $0.8 million for three months ended March 31, 2022. The increase in other income was driven by the annual increase in rental income received from our 35 CambridgePark Drive sublease as well as the sublease at 4 Hartwell Place, which commenced in November 2021.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our engEx product candidates, which are in various phases of early-stage and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through March 31, 2022 with aggregate net proceeds of $168.2 million from sales of our redeemable convertible preferred stock, $24.6 million from our term loan facility with Hercules, net of issuance costs, and $66.0 million received from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our IPO for net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering for net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses. During the three-month period ended March 31, 2022, we raised $0.6 million, utilizing an “at-the-market” offering facility, pursuant to which we sold 110,037 shares of our common stock. As of March 31, 2022, we had cash and cash equivalents of $56.5 million.

Hercules Loan Agreement

On September 30, 2019 (the "Closing Date"), we entered into a Loan and Security Agreement (the "Loan "Agreement") with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the "Term Loan Facility") was made available to us in four tranches, subject to certain terms and conditions. On the Closing Date, $10.0 million of the first tranche was advanced to us and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Under the Loan Agreement, there were three additional tranches available to us of $10.0 million ("tranche two"), $10.0 million ("tranche three"), and $30.0 million ("tranche four"). As of March 31, 2022, tranches two, three and four had expired.

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

Effective September 17, 2021 (the "Amended Closing Date"), we amended the Loan Agreement with Hercules (the "Amended Loan Agreement"), increasing the aggregate principal amount available under the Term Loan Facility to $85.0 million (the "Amended Term Loan Facility").

Under the Amended Term Loan Facility, a new tranche three of $10.0 million was established and was available through December 15, 2021. Tranche Four was amended such that $30.0 million is now available through the interest only period, subject to future lender investment committee approval. A fifth tranche ("Tranche Five") of up to $20.0 million was established under the Amended Loan Agreement and is available through September 30, 2023, upon satisfaction of certain clinical milestones. Tranche Five is only available in minimum draws of $5.0 million.

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

Prepayments on Amended Loan Agreement, in whole or in part, at any time are subject to a prepayment charge (Prepayment Premium) equal to: (i) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Amended Closing Date, (ii) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Amended Closing Date, or (iii) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Amended Closing Date.

Additionally, upon prepayment or repayment of all or any of the term loans under the Amended Term Loan Facility, the Company will pay an end of term charge of 5.5% of the aggregate funded amount under the Term Loan Facility. The end of term charge of $1.4 million, or 5.5% of the $25.0 million of principal advanced under the Term Loan Facility, remains payable at the maturity date under the original term Loan Facility of October 1, 2024.

The terms under the Amended Loan Agreement were not substantially different from those under the original Loan Agreement and the Amended Loan Agreement will be accounted for prospectively.

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

Historical cash flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(20,851)	$(19,637)
Investing activities	(182)	(1,526)
Financing activities	589	62,520
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,444)	$41,357

Operating activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

During the three months ended March 31, 2022, operating activities used $20.9 million of cash, primarily due to a net loss of $8.0 million, coupled with a $12.7 million decrease in deferred revenue and a $3.1 million net decrease in accounts payable and accrued expenses, which were partially offset by non-cash charges of $2.3 million for stock-based compensation and $1.1 million for depreciation and amortization. The change in our deferred revenue was due to activity under our Collaboration and License Agreement with Jazz.

During the three months ended March 31, 2021, operating activities used $19.6 million of cash, primarily due to a net loss of $10.3 million, coupled with a $12.3 million decrease in deferred revenue and a $1.4 million net decrease in accounts payable and accrued expenses, which were partially offset by non-cash charges of $2.3 million for stock-based compensation and $1.4 million for depreciation and amortization. The change in our deferred revenue was due to activity under our Collaboration and License Agreement with Jazz.

Investing activities

During the three months ended March 31, 2022, and March 31, 2021 net cash used in investing activities was $0.2 million and $1.5 million, respectively, for purchases of property.

Financing activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.6 million, driven by an “at-the-market” offering facility. During the three months ended March 31, 2021, net cash provided by financing activities was $62.5 million, driven by our follow-on public offering, completed on February 17, 2021.

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

Based on our current operating plan, we expect our cash and cash equivalents as of March 31, 2022, will be insufficient to allow us to fund our operating expenses and capital expenditure requirements for 12 months following the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

On November 1, 2021, we and Lonza entered into an Asset Purchase Agreement (the “APA”) pursuant to which to Lonza acquired our exosome manufacturing facility and related assets, and subleased the premises, located at 4 Hartwell Place, Lexington, MA. As consideration for the asset purchase, we shall receive approximately $65.0 million worth of exosome manufacturing services for our clinical programs for four years. At the Closing certain specialized manufacturing and quality personnel of ours became employees of Lonza.

In connection with, and as consideration for the APA, at the Closing, we and Lonza entered into a Manufacturing Services Agreement (the “MSA”). Pursuant to the MSA, Lonza became the exclusive manufacturing partner for future clinical and commercial manufacturing of our exosome products pipeline.

In connection with, and at the Closing, we and Lonza entered into a Licensing and Collaboration Agreement (the “License”). Pursuant to the License, we granted Lonza a worldwide, exclusive and sub-licensable license to our high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field. Pursuant to the License, we are eligible to receive from Lonza a double-digit percentage of future sublicensing revenues. We shall retain our pipeline of therapeutic candidates and core exosome engineering, drug-loading expertise and related intellectual property. The companies will collaborate to establish a joint Center of Excellence for further development of exosome manufacturing technology, with a shared oversight committee. The Center of Excellence will leverage the strengths of both companies to pursue developments in exosome production, purification and analytics.

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

The following table summarizes our contractual obligations as of March 31, 2022 and the effects that such obligations are expected to have on our liquidity and ash flows in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)(2)	$53,374	$4,694	$13,061	$13,840	$21,779
Long-term debt obligations(3)	25,000	-	14,436	10,564	-
Total	$78,374	$4,694	$27,497	$24,404	$21,779

(1)
On March 5, 2019, we entered into a non-cancelable property lease for 18,707 square feet of manufacturing space in Lexington, Massachusetts. The lease term commenced in July 2019 and is expected to end in December 2029. We have the option to extend the lease twice, each for a five-year period, at market-based rent. We fully occupied the space in late 2020. Included in the table above are the future lease payments, which exclude operating expenses and real estate taxes. Lease payments began in January 2020 and are expected to be approximately $1.1 million in each of 2022, 2023, 2024, and 2025, $1.2 million in 2026, and $3.7 million thereafter. The landlord contributed a total of up to $1.3 million toward the cost of tenant improvements. We were required to provide a $0.4 million security deposit, which we provided in the form of a letter of credit in the favor of the landlord. These amounts are excluded from the table above. In November 2021, we executed a Second Amendment to the lease (the "Master Lease Amendment"). The only substantive change made to the terms and conditions of the master lease as instituted by the Master Lease Amendment relates to the fact that base rent charges increased by $7 per square foot per year for the remainder of the lease term.
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
(3)
On September 30, 2019 and amended on September 17, 2021, we entered into the Hercules Loan Agreement pursuant to which we may receive advances in four separate tranches based on specified terms and provisions, of up to an aggregate principal amount of $85.0 million. As of December 31, 2021, we received advances at closing of $10.0 million and under the first tranche totaling $15.0 million, respectively, and paid issuance costs of $0.6 million. Advances under the Amended Term Loan Facility bear interest at a rate equal to the greater of (i) 8.25% plus the Prime Rate (as reported in The Wall Street Journal) less 3.25%, and (ii) 8.25%. The interest only period under the Term Loan Facility was extended from November 1, 2022 to October 1, 2023 under the Amended Term Loan Facility. We will now make interest only payments through October 1, 2023, and is further extendable to October 1, 2024 upon achievement of certain clinical milestones. Under the Amended Term Loan Facility, following the interest only period, we will repay the principal balance and interest on the advances in equal monthly installments through October 1, 2025.

Commencing on May 18, 2020, we entered into a sublease for 23,280 square feet of our leased space in Cambridge, Massachusetts. The term of the sublease was extended to three years following the sublessee's decision to exercise its option to extend the term for one additional year, effective July 1, 2021. The Company increased the base rent during the option period to reflect a market-based fixed annual rate beginning June 2022. Cash receipts under the sublease are expected to be $1.9 million and $0.9 million for the years ended December 31, 2022, and 2023, respectively, excluding reimbursement for a ratable portion of operating expenses. We remain jointly and severally liable under the terms of the head lease and therefore present the cash payments, inclusive of our obligation under the head lease for the subleased premises. As such, operating lease commitments do not include the expected cash receipts under the sublease. The lease term is now expected to end in May 2023.

On November 15, 2021, the Company entered into a sublease agreement with Lonza for the entirety of the Company's leased space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the Sublease Agreement, Lonza is obligated to pay the Company base rent of approximately $1.0 million per year, subject to a 2.8% annual increase, plus certain operating expenses and other costs. The initial lease term commenced on November 15, 2021 and continues through November 30, 2024. Lonza has the option to extend the sublease term for five 12-month periods on the same terms and conditions as the current sublease, subject to an increase of 2.8% in the annual fixed rent charges. Additionally, Lonza has the right to have the associated master lease assigned to it beginning on January 1, 2026, subject to the landlord’s consent. As of March 31, 2022, the Company has not been legally released from its primary obligations under the original lease. Therefore, the Company continues to account for the original lease as it did before commencement of the sublease, inclusive of the effects of the Master Lease Amendment. The Company determined that the sublease term is commensurate with the initial sublease term because it is not reasonably certain that any of the extension options will be exercised.

We have a license agreement with MDACC under which, pursuant to exclusive license rights granted to us under certain patents owned or co-owned by MDACC, we are obligated to pay milestone payments upon the achievement of development and regulatory milestones and the execution of sublicenses for qualifying products covered by rights granted under the agreement. MDACC is eligible to receive, on a product-by-product basis, milestone payments upon the achievement of development and regulatory milestones totaling up to $2.4 million for diagnostic products and up to $9.5 million for therapeutic products. Under this agreement, we may also be obligated to pay royalty payments on commercial products, on a product-by-product basis. Due to the variable and contingent nature of these payments, they are excluded from our contractual obligations as they are not fixed and estimable. We may terminate the license for convenience upon 180 days prior written notice to MDACC. The license automatically terminates upon our bankruptcy, if we challenge the validity or enforceability of any of the licensed patent rights, or we fail to make a number of payments in a timely manner over a specified period of time. Additionally, MDACC may terminate the license for our breach subject to certain specified cure periods.

We have a license agreement with Kayla Therapeutics, pursuant to which we obtained a co-exclusive worldwide, sublicensable license, under certain patent rights and to related know-how and methods to research, develop, manufacture and commercialize compounds and products covered by such patent rights in all diagnostic, prophylactic and therapeutic uses. Such license rights include certain exclusive rights to the STING agonist compound in our exoSTING product candidate. Under the terms of the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize products under the licensed patent rights, and are obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of our common stock upon the achievement of specified clinical and regulatory milestones. The first milestone was achieved upon the dosing of exoSTING to the first subject in a Phase 1/2 clinical trial in September 2020. Upon the achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million and was paid in October 2020. In addition, we are required to pay Kayla a percentage of the payments that we receive from sublicensees of the rights licensed to us by Kayla, excluding any royalties. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. We do not include these variable and contingent payments in the consideration of our contractual obligations as they are not fixed and estimable. We may terminate the license agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. We or Kayla may terminate the license agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the US. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 10, 2022 (the "Annual Report"), are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our 2021 Annual Report during the three months ended March 31, 2022.

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

Emerging growth company and smaller reporting company status

In April 2012, the Jumpstart Our Business Startups Act (the "JOBS Act"), was enacted. As an emerging growth company ("EGC"), under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to avail ourselves of the exemption regarding the timing of the adoption of accounting standards and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not EGCs.

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

We are also a “smaller reporting company” and may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our 2021 Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022 or 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the "SEC") on March 10, 2022 ("2021 Annual Report)". There have been no material changes from the risk factors previously disclosed in the 2021 Annual Report. You should carefully consider the risks and uncertainties described in our 2021 Annual Report, together with all of the other information contained in this Quarterly Report on Form 10-Q. If any of the risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codiak BioSciences, Inc.

Date: May 5, 2022	By:	/s/ Douglas E. Williams
Douglas E. Williams, Ph.D.
Chief Executive Officer, Director (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer (Principal Financial and Accounting Officer)