Form 10-Q
period 2022-06-30
Codiak BioSciences, Inc.
filed 2022-08-04
CIK 1659352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 22,661,900 shares of common stock, $0.0001 par value per share, outstanding.

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

•
the design and conduct of our clinical trials of exoSTING, exoIL-12 and exoASO-STAT6;

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

Item 1. Financial Statements

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	JUNE 30,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$41,785	$76,938
Prepaid manufacturing services	9,063	7,315
Prepaid expenses and other current assets	5,161	5,918
Total current assets	56,009	90,171
Property and equipment, net of accumulated depreciation of $13,938 and $11,809	21,557	23,479
Restricted cash	4,170	4,170
Operating right-of-use assets	21,304	21,957
Prepaid manufacturing services, net of current portion	29,670	31,893
Total assets	$132,710	$171,670
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,131	$1,838
Accrued expenses	7,699	9,703
Deferred revenue	292	12,963
Operating lease liabilities	2,891	2,661
Total current liabilities	12,013	27,165
Long-term liabilities:
Deferred revenue, net of current portion	17,341	30,686
Note payable, net of discount	25,596	25,430
Operating lease liabilities, net of current portion	33,362	34,884
Total liabilities	88,312	118,165
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 22,545,531 and 22,383,830 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	384,446	378,750
Accumulated deficit	(340,050)	(325,247)
Total stockholders’ equity	44,398	53,505
Total liabilities and stockholders’ equity	$132,710	$171,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$13,145	$890	$25,849	$14,081
Total revenue	13,145	890	25,849	14,081
Operating expenses:
Research and development	12,798	15,419	27,045	31,969
General and administrative	7,364	6,937	14,071	13,525
Total operating expenses	20,162	22,356	41,116	45,494
Loss from operations	(7,017)	(21,466)	(15,267)	(31,413)
Other income (expense):
Interest expense	(649)	(704)	(1,250)	(1,401)
Interest income	34	9	38	14
Other income	848	352	1,667	683
Realized gain	9	—	9	—
Total other income (expense), net	242	(343)	464	(704)
Net loss	$(6,775)	$(21,809)	$(14,803)	$(32,117)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.99)	$(0.66)	$(1.51)
Weighted average common shares outstanding, basic and diluted	22,493,879	22,117,593	22,444,799	21,230,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited, in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at December 31, 2021	22,383,830	$2	$378,750	$(325,247)	$53,505
Stock-based compensation	—	—	2,349	—	2,349
Issuance of common stock in at-the-market offering, net of issuance costs of $17	110,037	—	553	—	553
Net Loss	—	—	0	(8,028)	(8,028)
Balance at March 31, 2022	22,493,867	$2	$381,652	$(333,275)	$48,379
Common stock issued under Employee Stock Purchase Plan (ESPP)	51,664	—	126	—	126
Stock-based compensation	—	—	2,668	—	2,668
Net Loss	—	—	—	(6,775)	(6,775)
Balance at June 30, 2022	22,545,531	$2	$384,446	$(340,050)	$44,398

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at December 31, 2020	18,787,579	$2	$302,655	$(288,090)	$14,567
Exercise of options to purchase common stock	46,807	—	316	—	316
Stock-based compensation	—	—	2,273	—	2,273
Issuance of common stock upon public offering, net of issuance costs of $560	3,162,500	—	61,868	—	61,868
Net loss	—	—	—	(10,308)	(10,308)
Balance at March 31, 2021	21,996,886	$2	$367,112	$(298,398)	$68,716
Exercise of options to purchase common stock	276,089	—	2,454	—	2,454
Stock-based compensation	—	—	2,690	—	2,690
Issuance costs related to common stock	—	—	(187)	—	(187)
Net loss	—	—	—	(21,809)	(21,809)
Balance at June 30, 2021	22,272,975	$2	$372,069	$(320,207)	$51,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,803)	$(32,117)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation expense	5,017	4,963
Non-cash interest expense	182	270
Depreciation and amortization expense	2,128	2,759
Non-cash manufacturing expense	462	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	757	(947)
Prepaid manufacturing services	13	—
Operating right-of-use assets	654	484
Accounts payable	(650)	(54)
Accrued expenses	(1,900)	(459)
Deferred revenue	(26,016)	(11,835)
Operating lease liabilities	(1,292)	(384)
Net cash used in operating activities	(35,448)	(37,320)
Cash flows from investing activities:
Purchases of property and equipment	(353)	(2,365)
Net cash used in investing activities	(353)	(2,365)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	2,770
Net cash received from Employee Stock Purchase Program (ESPP)	126	—
Proceeds from issuance of common stock, net of issuance costs	522	61,681
Net cash provided by financing activities	648	64,451
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,153)	24,766
Cash, cash equivalents and restricted cash, beginning of period	81,108	93,085
Cash, cash equivalents and restricted cash, end of period	$45,955	$117,851
Supplemental disclosures:
Cash paid for interest	$516	$1,138
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4	$368
Deferred offering costs included in accrued expenses	$—	$16

	AS OF JUNE 30,
Reconciliation to amounts within the consolidated balance sheets	2022	2021
Cash and cash equivalents	$41,785	$113,681
Restricted cash	4,170	4,170
Cash, cash equivalents and restricted cash at end of period	$45,955	$117,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODIAK BIOSCIENCES, INC.

Notes to CONDENSED Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Codiak BioSciences, Inc. (collectively, with its consolidated subsidiaries, any of "Codiak", "we", "us", or the "Company") was incorporated in Delaware on June 12, 2015 and is headquartered in Cambridge, Massachusetts. Codiak is a clinical-stage biopharmaceutical company focused on pioneering the development of exosome-based therapeutics, a new class of medicines with the potential to transform the treatment of a wide spectrum of diseases with high unmet medical need. Exosomes have evolved as intercellular transfer mechanisms for complex, biologically active macromolecules and have emerged in recent years as a compelling potential drug delivery vehicle. By leveraging its deep understanding of exosome biology, the Company has developed its engineering and manufacturing platform (the "engEx Platform"), to expand upon the innate properties of exosomes to design, engineer and manufacture novel exosome therapeutics. Codiak has utilized its engEx Platform to generate a deep pipeline of engineered exosomes ("engEx exosomes") aimed at treating a broad range of diseases, including oncology and infectious disease and rare disease. In September 2020, Codiak initiated clinical trials for two of its lead product candidates, exoSTING and exoIL-12, which are being developed to address oncology indications. In June 2022, the Company initiated a Phase 1 clinical trial of exoASO-STAT6, Codiak’s first systemically delivered exosome therapeutic candidate. To the Company's knowledge, exoSTING, exoIL-12 and exoASO-STAT6 are the first engineered exosomes to enter clinical development.

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

The Company has primarily funded its operations with proceeds from the sales of common stock, redeemable convertible preferred stock, collaborative and research arrangements with Jazz Pharmaceuticals Ireland Limited ("Jazz") and Sarepta Therapeutics, Inc. ("Sarepta") and its Loan and Security agreement with Hercules Capital, Inc. ("Hercules"). As of June 30, 2022, the Company has raised an aggregate of $168.2 million through the issuance of its redeemable convertible preferred stock and convertible debt, net of issuance costs, $24.6 million from its term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from its collaborations with Jazz and Sarepta. On October 16, 2020, the Company completed its initial public offering ("IPO"), pursuant to which it issued and sold 5,500,000 shares of its common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, the Company completed a follow-on public offering, pursuant to which it issued 3,162,500 shares of its common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses. During the six-month period ended June 30, 2022, the Company raised $0.6 million utilizing an "at-the-market" offering facility, pursuant to which it sold 110,037 shares of its common stock.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company expects that its cash and cash equivalents of $41.8 million as of June 30, 2022 will be insufficient to allow the Company to fund its current operating plan through at least the next 12 months from the issuance of these financial statements. Maintaining the Company's ongoing operations is dependent upon its ability to obtain additional financing, as to which it can make no assurance. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. Accordingly, the Company will be required to raise additional funds through a public equity financing, establish collaborations with or license its technology to other companies, or seek alternative means of financial support, in order to continue to fund its operations in the future. There can be no assurance, however, that additional fund raising will be successful and available on terms acceptable to the Company, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate certain costs related to its operations and research and development programs.

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

2. Summary of Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Annual Report") as filed with the SEC on March 10, 2022. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the U.S. as found in the Accounting Standard Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). This report should be read in conjunction with the consolidated financial statements in our 2021 Annual Report.

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

Accounting Pronouncements and Significant Accounting Policies

The Company reviews new accounting standards as they are issued by the FASB or other standard-setting bodies. As of June 30, 2022, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.

There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

3. Derecognition of Business

Arrangement Summary

On November 1, 2021, the Company entered into an Asset Purchase Agreement ("APA") with Lonza Rockland, Inc. ("Lonza"). Under the terms of the APA, Lonza acquired all of the assets, properties and rights related to the Company’s business of manufacturing exosomes for use in clinical and non-clinical studies and the associated laboratory facility, with the exception of any activities associated with exosome modification and formulation. The closing of the transactions contemplated by the APA (the "Lonza Closing") occurred on November 15, 2021. In connection with the Lonza Closing, certain specialized manufacturing and quality personnel of the Company became employees of Lonza (the "Transferred Employees").

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

Concurrently with the Lonza Closing, the Company and Lonza executed a License and Collaboration Agreement (the "License Agreement") on November 15, 2021. Pursuant to the terms of the License Agreement, the Company granted to Lonza an exclusive, worldwide, perpetual and sublicensable license to its high-throughput exosome manufacturing intellectual property in the contract development and manufacturing field. The Company is eligible to receive from Lonza a double-digit percentage of future sublicensing revenues per the terms of the License Agreement. No sublicensing revenue had been received by the Company or earned by Lonza as of June 30, 2022.

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

Consequently, the consideration attributable to the Lonza Transfer Transaction is limited to the non-cash consideration due to the Company under the MSA and the sublicensing fees to which the Company is entitled under the License Agreement. The Company recorded the aggregate consideration, including the contingent consideration, at its fair value as of November 15, 2021. The aggregate fair value of the non-cash consideration represents the total discounted cash flows associated with the manufacturing expenditures expected to be avoided over the period the free and discounted services are available. The value of the costs that would otherwise be incurred was determined in reference to comparable costs charged by unrelated third parties. The Company also incorporated a breakage factor in deriving the estimated fair value of the non-cash consideration to reflect expectations around utilization by the Company and termination by Lonza. The Company classified the MSA as a Level 3 fair value measurement at the date of the closing of the transaction. The discounted cash flow approach relies primarily on Level 3 unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on internal business plans, and applies certain assumptions about risk and uncertainties. As of November 15, 2021, the Company estimated the aggregate fair value of such non-cash consideration, including the associated contingent consideration, to be approximately $39.2 million. The Company does not expect to earn any significant sublicensing fees or other consideration from the transaction.

Amounts payable under the Sublease Agreement based on the contractually stated rates approximate the fair value of the associated rights conveyed as of November 15, 2021. Therefore, the Company has accounted for the Sublease Agreement separately from the disposition of the business. No amount has been allocated from the other consideration in the arrangement to this element.

The Company has recorded the aggregate fair value of the non-cash consideration as a prepaid manufacturing services asset as of November 15, 2021. The Company will amortize the prepaid manufacturing services asset as requested services are rendered by Lonza under the MSA, subject to impairment assessments. Such amount is classified as current or noncurrent based on the timing of when the associated services are expected to be utilized by the Company. Amounts expected to be consumed within the 12 months following June 30, 2022 are classified within current assets as prepaid manufacturing services as of June 30, 2022, while the remainder was classified as a noncurrent asset as of June 30, 2022. The Company has utilized $0.5 million of the prepaid manufacturing services for preliminary work as of June 30, 2022.

4. Fair Value Measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	JUNE 30, 2022
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

As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents consisted of money market funds invested in U.S. Treasury securities with original maturities of less than 90 days from the date of purchase.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	JUNE 30, 2022	DECEMBER 31, 2021
Accrued employee compensation	$3,728	$5,142
Accrued external research and development costs	2,303	2,420
Accrued professional services and consulting	1,161	1,523
Accrued facilities costs	312	190
Other expenditures	195	428
	$7,699	$9,703

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

Operating Leases

4 Hartwell Place

On March 5, 2019, the Company entered into a lease for manufacturing space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the lease, the Company leases 18,707 square feet for $0.9 million per year in base rent, which is subject to a 2.6% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The lease term commenced in July 2019 and will end in December 2029. The Company has the option to extend the lease twice, each for a five-year period, on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company had fully occupied the space as of December 31, 2020. Upon execution of the lease agreement, the Company provided a security deposit of $0.4 million which is held in the form of a letter of credit and was classified as non-current restricted cash as of June 30, 2022 and December 31, 2021. The lease provided the Company with a tenant improvement allowance of $1.3 million, which is being amortized as a reduction to rent expense over the remaining lease term. As of June 30, 2021, the Company had received all $1.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

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

35 CambridgePark Drive

On March 22, 2019, the Company entered into a non-cancelable property lease for its corporate headquarters, which included office and laboratory space at 35 CambridgePark Drive, in Cambridge, Massachusetts. Under the terms of the lease, the Company leases 68,258 square feet for $4.9 million per year in base rent, which is subject to a 3.0% annual rent increase during the initial lease term, plus certain operating expenses and taxes. The Company accounts for this lease as an operating lease. The lease term commenced on March 26, 2019 and is expected to end in November 2029. The Company has the option to extend the lease for a 10-year period on the same terms and conditions as the current lease, subject to a change in base rent based on market rates. The Company occupied the space in February 2020 as its new corporate headquarters. Upon execution of the lease agreement, the Company provided a security deposit of $3.7 million which is held in the form of a letter of credit and was classified as non-current restricted cash as of June 30, 2022 and December 31, 2021. The lease provides the Company with a tenant improvement allowance of $12.3 million, subject to reduction for a 2% construction oversight fee due to the landlord, which is being amortized as a reduction to rent expense over the remaining lease term. The Company has received all $12.3 million of the tenant improvement allowance. Costs incurred related to the allowance are capitalized as leasehold improvements.

Subleases

4 Hartwell Place

On November 15, 2021, the Company entered into a sublease agreement with Lonza for the entirety of its leased space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the Sublease Agreement, Lonza is obligated to pay the Company base rent of $1.0 million per year, subject to a 2.8% annual increase, plus certain operating expenses and other costs. The initial lease term commenced on November 15, 2021 and continues through November 30, 2024. Lonza has the option to extend the sublease term for five 12-month periods on the same terms and conditions as the current sublease, subject to an increase of 2.8% in the annual fixed rent charges. Additionally, Lonza has the right to have the associated master lease assigned to it beginning on January 1, 2026, subject to the landlord’s consent. As of June 30, 2022, the Company has not been legally released from its primary obligations under the original lease. Therefore, the Company continues to account for the original lease as it did before commencement of the sublease, inclusive of the effects of the Master Lease Amendment. The Company determined that the sublease term is commensurate with the initial sublease term because it is not reasonably certain that any of the extension options will be exercised.

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

During the three months ended June 30, 2022 and 2021, the Company recognized sublease income of $0.9 million and $0.3 million, respectively, which was presented in other income. During the six months ended June 30, 2022 and 2021, the Company recognized sublease income of $1.7 million and $0.7 million, respectively, which was presented in other income. Subsequent to June 30, 2022, the sublessee defaulted on its lease payments. The Company is engaged in discussions with the sublessee concerning this matter. While the payment of the remaining amounts under the sublease is uncertain, any amounts recorded on the balance sheet as of June 30, 2022 related to the sublease are immaterial.

The components of operating lease costs were as follows (in thousands):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Operating lease costs	$1,240	$1,209	$2,480	$2,418
Short-term lease costs	3	7	7	13
Variable lease costs	672	590	1,314	1,259
Sublease income	(850)	(348)	(1,672)	(704)
	$1,065	$1,458	$2,129	$2,986

Variable lease costs were primarily related to operating expenses, taxes and utilities associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises.

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,100	$3,000
Weighted-average remaining lease term - operating leases (years)	7.4	8.4
Weighted-average discount rate - operating leases	10.1%	10.3%

Undiscounted cash flows used in calculating the Company’s operating lease liabilities and amounts to be received under the sublease at 35 CambridgePark Drive and 4 Hartwell Place as of June 30, 2022 are as follows (in thousands):

Fiscal Year	OPERATING LEASE PAYMENTS	SUBLEASE RECEIPTS	NET OPERATING LEASE PAYMENTS
2022 (remainder of the year)	$3,134	$1,628	$1,506
2023	6,436	1,965	4,471
2024	6,625	965	5,660
2025	6,820	—	6,820
2026	7,020	—	7,020
Thereafter	21,779	—	21,779
Total undiscounted cash flows	$51,814	$4,558	$47,256
Less: Amounts representing interest	(15,561)
Present value of lease liabilities	$36,253

7. Commitments and contingencies

Manufacturing Services Agreement

The Company and Lonza entered into a Manufacturing Services Agreement ("MSA") which became effective on November 15, 2021. The MSA outlines the terms and conditions under which Lonza will develop, manufacture and supply exosome products for development and clinical purposes. The parties will negotiate and execute an amendment to the MSA to address the commercial manufacture of the Company’s exosome products. Each individual project to be completed under the MSA is governed by an associated statement of work which sets forth the activities to be performed, timeline, charges and payment schedule applicable to such project. Pricing is established on a project-by-project basis. Statements of work are executed between the parties on an as-requested basis. Activities had commenced with respect to outstanding statements of work as of June 30, 2022. The Company is subject to certain cancellation fees and/or other charges upon its termination of statements of work and in the event of a suspension or delay in the conduct of statements of work, including with respect to the reimbursement of non-cancelable costs incurred by Lonza. As of June 30, 2022, the Company has not incurred any cancellation fees or other charges relating to a termination, suspension or delay of outstanding statements of work.

Under the terms of the MSA, the Company is obligated to purchase the entirety of its aggregate production needs from Lonza, subject to limited exceptions. The Company was initially scheduled to provide to Lonza rolling forecasts, starting on July 1, 2022, of its anticipated manufacturing time requirements for the next 24 months from the date of the forecast, which will be updated no less frequently than quarterly. The delivery of rolling forecasts has been postponed to September 1, 2022, as agreed to by Lonza and the Company. The first 12 months of each forecast will be a binding commitment, while the remaining 12 months will be non-binding. Commencing on January 1, 2026, the Company is bound by a commitment to purchase from Lonza a minimum of a specified number of weeks of manufacturing time each year at a predetermined price throughout the term of the arrangement. The Company’s minimum purchase commitments under the MSA may be relieved at its option upon the occurrence and during the pendency of certain liquidation events or clinical discontinuations. As of June 30, 2022, the Company did not have any minimum non-cancelable purchase obligations under the MSA.

Pursuant to the terms of the MSA, the Company is entitled to a specified number of weeks of manufacturing time and a defined number of technology transfers from Lonza at no cost, with the exception of any accompanying materials costs, external costs and a handling fee. Additionally, the terms of the MSA provide the Company with a specified number of weeks of manufacturing time from Lonza at a discounted rate, subject to annual adjustment. The Company bears the expense associated with any materials costs, external costs and a handling fee related to the discounted manufacturing time. Manufacturing services in excess of the free and discounted time are priced at a fixed weekly rate, plus materials costs, external costs and a handling fee. The Company’s consumption of the free and discounted manufacturing time, including the associated technology transfer services, is subject to a contractually-specified apportionment by year, which commenced in 2022 and continues through 2025. The Company’s failure to use the free and discounted manufacturing time within the assigned period results in its forfeiture unless such inability is not due to the Company or Lonza permits carryover to a subsequent period. The Company utilized $0.5 million of the manufacturing services for preliminary work as of June 30, 2022.

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

Indemnification agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material impact on its financial statements, and it had not accrued any liabilities related to such obligations as of June 30, 2022 or December 31, 2021.

Legal proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses costs related to its legal proceedings as incurred.

8. Indebtedness

On September 30, 2019 (the "Hercules Closing Date"), the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the "Term Loan Facility") was available to the Company in four tranches, subject to certain terms and conditions. On the Hercules Closing Date, $10.0 million of the first tranche was advanced to the Company and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Under the Loan Agreement, there were three additional tranches available to the Company of $10.0 million ("tranche two"), $10.0 million ("tranche three"), and $30.0 million ("tranche four"). As of June 30, 2022, tranches two, three and four had expired.

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

Additionally, upon prepayment or repayment of all or any of the term loans under the Amended Term Loan Facility, the Company will pay an end of term charge of 5.5% of the aggregate funded amount under the Term Loan Facility. The end of term charge of $1.4 million, or 5.6% of the $25.0 million of principal advanced under the Term Loan Facility, remains payable at the maturity date under the original Term Loan Facility of October 1, 2024.

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

As of June 30, 2022 and December 31, 2021, the carrying value of the Term Loan Facility was $25.6 million and $25.4 million, respectively, which was classified as a long-term liability. The fair value of debt was classified as Level 2 for the periods presented and approximates its carrying value due to the variable interest rate.

The future principal payments under the Amended Loan Agreement are as follows as of June 30, 2022 (in thousands):

Fiscal Year	PRINCIPAL
2022	$—
2023	2,733
2024	11,620
2025	10,647
$25,000

During the three months ended June 30, 2022 and 2021, the Company recognized $0.6 million and $0.7 million of interest expense related to the Amended Loan Agreement, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $1.3 and $1.4 million of interest expense related to the Amended Loan Agreement, respectively.

9. Stock-Based Compensation

Stock plans

As of June 30, 2022, the Company has granted service-based awards, which vest over a defined period of service. Most service-based awards vest over a four-year period, with the first 25% vesting following 12 months of continued employment or service, and the remainder vesting in 12 quarterly installments over the following three years. The Company has also granted service-based awards, which vest over a two-year period, with the first 50% vesting following 12 months of continued employment or service, and the remainder vesting in four quarterly installments over the following year.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the "2020 Plan") became effective in October 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2020 Plan was 1,043,402 shares. The number of shares reserved shall be annually increased on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of 5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year or such lesser number of shares determined by the compensation committee. As of January 1, 2022, 1,119,192 additional shares of common stock were reserved for issuance under the 2020 Plan.

The shares of the Company’s common stock subject to outstanding awards under the 2015 Stock Option and Grant Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. As of June 30, 2022, there were 1,084,105 shares available for future issuance under the 2020 Plan.

The Company’s stock options expire after approximately ten years from the date of grant. As of June 30, 2022, the Company does not hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan, (the "ESPP") was adopted by our board of directors, approved by the Company’s stockholders and became effective in October 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 208,680 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP may be increased on the first day of each calendar year, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of (i) 834,720 shares of common stock, (ii) 0.5% of the outstanding shares of common stock on the immediately preceding December 31st or (iii) such lesser number of shares as determined by the administrator of the ESPP. There had been no increase in the number of shares of common stock reserved for issuance under the ESPP as of June 30, 2022.

Stock Options

The following table summarizes the Company’s option activity during the six months ended June 30, 2022:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (1)
			(In years)	(In thousands)
Outstanding as of December 31, 2021	4,763,489	$12.56	6.44	$10,370
Granted	1,214,325	5.85
Exercised	—	—
Forfeited/Cancelled	(514,873)	13.02
Outstanding as of June 30, 2022	5,462,941	$11.03	6.39	$13
Exercisable as of June 30, 2022	3,040,043	$9.88	4.90	$-
Vested and expected to vest as of June 30, 2022	5,462,941	$11.03	6.39	$13

(1)
Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock as of June 30, 2022 and December 31, 2021.

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2022 and 2021 was $0.0 million and $3.3 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $0.0 million and $4.3 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2022

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE

Outstanding as of December 31, 2021	—	$—
Granted	906,683	5.62
Vested	—
Forfeited/Cancelled	(77,856)	5.84
Outstanding as of June 30, 2022	828,827	$5.60
Vested and expected to vest as of June 30, 2022	828,827	$5.60

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Research and development	$819	$1,221	$2,141	$2,279
General and administrative	1,849	1,469	2,876	2,684
	$2,668	$2,690	$5,017	$4,963

Employee	$2,481	$2,620	$4,456	$4,859
Non-employee	187	70	561	104
	$2,668	$2,690	$5,017	$4,963

As of June 30, 2022, the total unrecognized compensation expense related to the Company’s stock compensation awards was $19.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

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

The following table summarizes our total consolidated revenue from our current and former strategic collaborators for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Collaboration Revenue by Strategic Collaborator:	2022	2021	2022	2021
Jazz	$13,312	$(511)	$26,016	$11,107
Sarepta	(167)	1,401	(167)	2,974
Total collaboration revenue	$13,145	$890	$25,849	$14,081

The following tables present changes in the Company’s contract assets and liabilities for the period presented (in thousands):

	SIX MONTHS ENDED JUNE 30, 2022
	BALANCE BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE END OF PERIOD
Contract assets:
Account receivable (1)	$628	—	(628)	$—
Contract liabilities:
Deferred revenue	$43,649	—	(26,016)	$17,633

(1)
Included in prepaid expenses and other current assets as shown within the condensed consolidated balance sheets.

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following revenue (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$13,312	$890	$26,016	$14,081

Jazz collaboration and license agreement

During the three and six months ended June 30, 2022, the Company continued to perform under its Collaboration and License Agreement (the "Jazz Collaboration Agreement"), pursuant to which the Company recognizes revenues utilizing the cost-based input method. As a result, the Company recognizes over time as revenue the transaction price allocated to each performance obligation as research and development services are performed. The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the Jazz Collaboration Agreement (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenue recognized	$13,312	$(511)	$26,016	$11,107
Costs incurred	$393	$677	$952	$1,341

Four of the targets were identified at the inception of the collaboration (the "Initial Collaboration Targets"). In April 2021, the Company and Jazz mutually agreed to discontinue their work on exoASO™-STAT3 ("STAT3"), one of the five oncogene targets subject to the Jazz Collaboration Agreement. The Company recognized the remaining $10.9 million in deferred revenue allocated to this target during the six months ended June 30, 2021. On June 30, 2021, Jazz formally nominated the fifth collaboration target. The Company will recognize the $2.8 million of revenue allocated to this performance obligation consistent with all active Jazz targets, recording revenue based on actual costs incurred relative to the budgeted costs to complete each of the respective programs.

In January 2022, the Company and Jazz mutually agreed to discontinue their work on NRAS. The Company recognized the remaining $12.6 million in deferred revenue allocated to this target during the three months ended March 31, 2022. In July 2022, the Company and Jazz mutually agreed to discontinue their work on an undisclosed third target and the Company recognized the remaining $13.3 million in deferred revenue allocated to this target during the three months ended June 30, 2022, as the preclinical activities that informed this decision were completed prior to the end of the period. For the six months ended June 30, 2022, the Company recognized a combined $26.0 million in deferred revenue allocated to NRAS and an undisclosed third target, two of the five oncogene targets subject to the Jazz Collaboration Agreement. As of June 30, 2022, except for the decision relating to NRAS and the undisclosed third target, there were no significant changes in the Company's assumptions or estimates related to the costs to complete development. Jazz also has the option to nominate an additional target (a "Replacement Target") if two of the Initial Collaboration Targets fail prior to acceptance of an Investigational New Drug application ("IND"). As of June 30, 2022, there are three remaining material rights outstanding under the Jazz Collaboration Agreement.

Codiak and Jazz continue to jointly advance their research and development efforts on other exosome-based therapeutic programs to treat cancer pursuant to the Jazz Collaboration Agreement. Jazz has the contractual right to revive terminated targets as active targets in the future.

There have been no changes to the Company’s estimate of variable consideration on active performance obligations since inception of the arrangement through June 30, 2022. As of June 30, 2022, the Company has not achieved any preclinical development, IND acceptance, clinical, regulatory or sales milestones or earned any royalties or profit share under the Jazz Collaboration Agreement.

As of June 30, 2022 and December 31, 2021, the Company had $17.6 million and $43.6 million, respectively, of deferred revenue related to the Company’s collaboration with Jazz which is classified as current or long-term in the accompanying consolidated balance sheet based on the expected timing of recognizing such amounts as revenue.

Sarepta license and option agreement

On October 1, 2021, Sarepta notified the Company that it was terminating the Research License and Option Agreement (the "Sarepta Research Agreement") early. The termination was effective as of December 3, 2021. As a result of the termination, each of the license and options granted to Sarepta were terminated in their entirety, and the Company regained all rights previously granted to Sarepta. During the six months ended June 30, 2022, the Company was no longer obligated to perform under its Sarepta Research Agreement, pursuant to which the Company recognized revenue utilizing the cost-based input method. The Company recognized contract to date revenue of $13.9 million as research and development services that were performed through December 3, 2021. During the six months ended June 30, 2022, the Company collected on a receivable for services performed under the Sarepta Research Agreement, which was held at $0.6 million as of March 31, 2022. The transaction price related to such services was subsequently revised during the period, which resulted in a reduction to revenue. The following table summarizes research and development costs incurred and revenue recognized in connection with Company's performance under the Sarepta Research Agreement (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenue recognized	$(167)	$1,401	$(167)	$2,974
Costs incurred	$—	$1,401	$—	$2,974

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

Under the terms of the MDACC License Agreement, the Company is responsible for all patent costs incurred by MDACC for the underlying licensed technology in excess of $1.5 million from the effective date of the agreement through February 1, 2021, and for all patent costs incurred or invoiced after this date. As of June 30, 2022, there was no remaining funding provided by MDACC for patent-related costs under the MDACC License Agreement.

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

As of June 30, 2022, no milestones had been achieved, nor had any royalties, sublicensing fees or other contingent payments been incurred under the MDACC License Agreement. The Company did not make any payments to MDACC for the three and six months ended June 30, 2022 and 2021 with respect to the MDACC License Agreement.

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

The Company has certain diligence obligations under the Kayla License Agreement, which include using commercially reasonable efforts to develop, commercialize and market the products developed under the licensed patent rights, including using commercially reasonable efforts to initiate a cohort extension of a Phase 1/2 trial after obtaining IND approval. The Company is also obligated to pay up to $100.0 million in cash payments and up to $13.0 million payable in shares of the Company’s common stock upon the achievement of specified clinical and regulatory milestones, including approvals in the U.S., the EU and Japan. Such payments will be expensed or capitalized based on the nature of the associated asset at the date the related contingency is resolved. Additionally, the Company is obligated to pay to Kayla a percentage of the payments that the Company receives from sublicensees of the rights licensed to it by Kayla, excluding any royalties. This percentage varies from single digits to low double digits. The first milestone was achieved upon the dosing of the first subject in the Company’s exoSTING Phase 1/2 clinical trial in September 2020. Upon achievement of the milestone, the Company was obligated to make a nonrefundable payment of $15.0 million in cash and issue 177,318 shares of common stock to Kayla. The common stock was issued as of the date of dosing, and the cash payment of $15.0 million was paid as of December 31, 2020. As of June 30, 2022, no other milestones had been achieved.

The Company is obligated to pay to Kayla tiered royalties ranging from low single-digits to mid-single-digits based on annual net sales by the Company, its affiliates and its sublicensees of licensed products. The royalty term is determined on a product-by-product and country-by-country basis and continues until the later of (i) the expiration of the last valid claim of the licensed patent rights that covers such product in such country, (ii) the loss or expiration of any period of marketing exclusivity for such product in such country, or (iii) ten years after the first commercial sale of such product in such country; provided that if the royalty is payable when no valid claim covers a given product in a given country, the royalty rate for sales of such product in such country is decreased. The Company may terminate the Kayla License Agreement on a licensed compound-by-licensed compound basis and on a region-by region basis for any reason upon 30 days prior written notice to Kayla. The Company or Kayla may terminate the Kayla License Agreement for the other’s material breach that remains uncured for 60 days after receiving notice thereof. As of June 30, 2022, no royalties, or other contingent payments had been incurred under the Kayla License Agreement.

12. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(6,775)	$(21,809)	$(14,803)	$(32,117)
Net loss attributable to common stockholders	$(6,775)	$(21,809)	$(14,803)	$(32,117)
Denominator:
Weighted average common shares outstanding, basic and diluted	22,493,879	22,117,593	22,444,799	21,230,424
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.99)	$(0.66)	$(1.51)

The following common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Restricted stock units	828,827	—	828,827	—
Outstanding stock options	5,462,941	5,166,657	5,462,941	5,166,657
Outstanding awards	6,291,768	5,166,657	6,291,768	5,166,657

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the "Quarterly Report"), and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions, and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

In September 2020, we initiated clinical trials of our lead engEx product candidates, exoSTING and exoIL-12, which are being developed to address oncology indications. In June 2022, we initiated a Phase 1 clinical trial of exoASO-STAT6. This is our first systemically delivered exosome therapeutic candidate. To our knowledge, exoSTING, exoIL-12 and exoASO-STAT6 are the first engineered exosomes to enter clinical development.

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

In June 2022, we reported initial data from cohorts 4 (6 mcg) and 5 (12 mcg) for trial participants enrolled in the Phase 1 study of exoSTING and exoIL-12. In the CTCL portion of the study, two patients with early stage CTCL whose disease progressed on prior therapy have been treated as of the June 10, 2022, data cut-off. Each patient has received more than 20 injections of exoIL-12 (6.0 µg) across multiple lesions. Duration of treatment has been greater than six months, and no treatment-related adverse events Grade 3 or higher or SAEs were observed, and no dose modifications were required. exoIL-12 demonstrated improvement in overall tumor burden, as measured by mSWAT, and lesion severity, as measured by CAILS, in both patients treated. PK measurements of both healthy volunteers and patients that received exoIL-12 showed no systemic exposure with levels of IL-12 below the limit of quantification. In contrast, previous rIL-12 clinical studies showed dose-dependent systemic exposure with dosages of 5 and 12 mcg resulting in Cmax plasma levels of approximately 15 to 45 pg/ml within six to 12 hours after dosing.

Data as of June 10, 2022 have been reported from all five escalation dose cohorts (0.3 mcg, 1.0 mcg, 3.0 mcg, 6.0 mcg and 12.0 mcg) enrolled in the Phase 1/2 study. Dosing is still underway in the 12.0 mcg cohort and all patients continue to be followed. Trial participants (n=23) were administered exoSTING intratumorally, and nearly all had received at least two prior therapies prior to study entry with most (65%) having progressed on checkpoint inhibitors. PK measurements of patients that received exoSTING showed no systemic exposure to the agonist. Further, analyses of available plasma biomarkers indicated a lack of systemic inflammatory cytokines detectable in blood after exoSTING administration. Blood biomarker assessments conducted post dosing demonstrated dose-dependent activation of the STING pathway at doses 100-fold lower in comparison to other free STING agonists. Paired tumor biopsies available from Cohorts 1-4 show evidence of an adaptive immune response, including consistent increases in CD-8 effector T-cells and PD-L1 in the tumor micro-environment. Signs of antitumor activity were observed with tumor shrinkage in injected as well as distal, non-injected tumors.

Furthermore, we have multiple preclinical and discovery programs of our engEx exosomes that we are or have previously been advancing either independently or through our strategic collaborations with Jazz Pharmaceuticals Ireland Limited ("Jazz"), and Lonza Rockland, Inc. ("Lonza").

We were incorporated and commenced operations in 2015. Since inception, we have devoted substantially all of our resources to developing our engEx Platform, our engEx product candidates and engEx exosomes, clinical and preclinical candidates; building our intellectual property portfolio, process development and manufacturing function; business planning; and raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily with proceeds from sales of our common stock and redeemable convertible preferred stock, our term loan facility with Hercules Capital, Inc. ("Hercules"), and our collaborations with Jazz and Sarepta. As of June 30, 2022, we had raised an aggregate of $168.2 million through the issuance of our redeemable convertible preferred stock, net of issuance costs, $24.6 million from our term loan facility with Hercules, net of issuance costs, and received $66.0 million in payments from our collaboration with Jazz and our prior collaboration with Sarepta. On October 16, 2020, we completed our initial public offering ("IPO"), pursuant to which we issued and sold 5,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering, pursuant to which we issued and sold 3,162,500 shares of our common stock (inclusive of the exercise of the underwriter’s option to purchase 412,500 additional shares of common stock) at a public offering price of $21.00 per share, resulting in aggregate net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses. During the six-month period ended June 30, 2022, we raised $0.6 million, utilizing an “at-the-market” offering facility, pursuant to which we sold 110,037 shares of our common stock.

On November 1, 2021, we and Lonza entered into an Asset Purchase Agreement (the "APA"), pursuant to which Lonza acquired our exosome manufacturing facility and related assets, and subleased the premises, located at 4 Hartwell Place, Lexington, Massachusetts. On November 15, 2021, we and Lonza closed the transactions contemplated by the APA (the "Lonza Closing"). In connection with the Lonza Closing, and as consideration for the APA, we and Lonza entered into a Manufacturing Services Agreement (the "MSA"). Pursuant to the MSA, Lonza will become the exclusive manufacturing partner for future clinical and commercial manufacturing of our exosome products pipeline, subject to limited exceptions. As consideration for the transactions contemplated by the APA and the associated ancillary agreements, we are entitled to approximately $65.0 million worth of exosome manufacturing services for our clinical programs during the next four years. Commencing in 2026, we shall purchase from Lonza a contractually agreed minimum amount of exosome manufacturing services per year for ten years, or if earlier, until the fifth (5th) anniversary of the first commercial sale of a Codiak exosome product, subject to limited exceptions.

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

We have not generated any revenue from product sales and do not expect to do so for several years, and may never do so. We advanced our first two engEx product candidates, exoSTING and exoIL-12, into clinical trials in September 2020, and in June 2022, we initiated a Phase 1 clinical trial of exoASO-STAT6. All of our other engEx exosomes are still in preclinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our engEx product candidates. Since our inception, we have incurred significant losses, including net losses of $37.2 million and $91.7 million for the years ended December 31, 2021 and 2020, respectively. During the six months ended June 30, 2022, we incurred a net loss of $14.8 million. As of June 30, 2022, we had an accumulated deficit of $340.1 million. We expect to incur substantial additional losses in the future as we expand our research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

As of June 30, 2022, we had cash and cash equivalents of $41.8 million. We expect that our existing cash and cash equivalents as of June 30, 2022 will not enable us to fund our current operating plan and capital expenditure requirements for 12 months following the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. These factors raise substantial doubt about our ability to continue as a going concern. See ‘‘Liquidity and capital resources’’ for further information.

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

In January 2019, we entered into a Collaboration and License Agreement with Jazz, pursuant to which we granted Jazz an exclusive, worldwide, royalty-bearing license to use our engEx Platform for the purposes of developing, manufacturing and commercializing exosome therapeutic candidates directed at up to five targets. In April 2021, we and Jazz mutually agreed to discontinue our work on STAT3, one of five oncogene targets subject to the Collaboration and License Agreement. On June 30, 2021, Jazz formally nominated the fifth collaboration target. In January 2022, we and Jazz mutually agreed to discontinue work on the NRAS program. As a result of this discontinuation, Jazz may nominate a replacement target, subject to nomination requirements as outlined in the collaboration agreement. In July 2022, we and Jazz mutually agreed to discontinue work on an undisclosed third target. We recognized the remaining deferred revenue allocated to the undisclosed third target as the preclinical activities that informed this decision were completed prior to the end of both the three and six months ended June 30, 2022.

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

During the three and six months ended June 30, 2022, we recognized $13.3 million and $26.0 million of revenue under our Collaboration and License Agreement with Jazz, respectively. We recognized a reduction to revenue of $0.2 million related to the Sarepta Research Agreement during the three and six months ended June 30, 2022. No additional revenue will be recognized related to the Sarepta Research Agreement, as it was terminated effective December 3, 2021. During the three and six months ended June 30, 2021, we recognized $1.4 and $3.0 million of revenue under the Sarepta Research Agreement, respectively. During the three and six months ended June 30, 2021, we recognized a reduction to revenue of $0.5 million and revenue of $11.1 million under our Collaboration and License Agreement with Jazz, respectively. As of June 30, 2022 and December 31, 2021, we had $17.6 million and $43.6 million, respectively, of deferred revenue with respect to our Collaboration and License Agreement with Jazz.

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
•
conduct of the clinical development of exoASO-STAT6 in a Phase 1 clinical trial;
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

Our primary focus of research and development since inception has been the development of our engEx Platform and our pipeline of engEx product candidates, including our initial product candidates, exoSTING, exoIL-12, exoASO-STAT6 and discovery programs. Our research and development costs consist of personnel costs, external costs, such as fees paid to CMOs, CROs, and consultants in connection with our clinical and preclinical studies and experiments, and other internal costs, including rent, depreciation, and other miscellaneous costs. We do not allocate employee-related costs and other internal costs to specific research and development programs because these costs are used across all programs under development. We present external research and development costs for any individual engEx product candidate when we obtain Investigational New Drug ("IND") approval. As IND approval was received for exoSTING and exoIL-12 in 2020 and exoASO-STAT6 in 2021, we have presented our research and development costs separately for these programs below.

The following table reflects our research and development expenses for each period presented (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

Personnel-related (including stock-based compensation)	$5,173	$6,591	$11,258	$13,217
Other research and development expenses	2,871	3,208	5,781	6,486
engEx Platform	1,639	3,007	3,405	6,508
exoSTING	1,279	1,208	2,746	2,164
exoIL-12	682	604	1,985	1,379
exoASO-STAT6	1,154	801	1,870	2,214
Total research and development expenses	$12,798	$15,419	$27,045	$31,968

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

Income taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of $189.4 million and $188.7 million, respectively, which may be available to offset future taxable income. During the year ended December 31, 2021, we generated a federal net operating loss of $152.9 million, which has an indefinite carryforward period. The remaining $36.4 million of federal net operating loss carryforwards and our state net operating loss carryforwards would begin to expire in 2035. As of December 31, 2021, we had federal and state research and development credit carryforwards of $10.5 million and $5.0 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2035 and 2031, respectively. During the three and six months ended June 30, 2022, we recorded no income tax benefits for the net operating losses incurred or research and development tax credits earned in each interim period due to our uncertainty of realizing a benefit from those items.

Results of operations

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$13,145	$890	$25,849	$14,081
Total revenue	13,145	890	25,849	14,081
Operating expenses:
Research and development	12,798	15,419	27,045	31,969
General and administrative	7,364	6,937	14,071	13,525
Total operating expenses	20,162	22,356	41,116	45,494
Loss from operations	(7,017)	(21,466)	(15,267)	(31,413)
Other income (expense):
Other income	(649)	(704)	(1,250)	(1,401)
Interest income	34	9	38	14
Interest expense	848	352	1,667	683
Realized gain	9	-	9	-
Total other income (expense), net	242	(343)	464	(704)
Net loss	$(6,775)	$(21,809)	$(14,803)	$(32,117)

Comparison of the three months ended June 30, 2022 and 2021

Collaboration revenue

Collaboration revenue increased by $12.2 million from $0.9 million for the three months ended June 30, 2021 to $13.1 million for the three months ended June 30, 2022. The increase for the three month period ended June 30, 2022 was driven by $13.3 million recognized by the Company as a result of our agreement with Jazz to discontinue work on an undisclosed third target, one of the five oncogene targets subject to the Jazz Collaboration Agreement. We recognized $1.4 million of revenue under our Research License and Option Agreement with Sarepta during the three months ended June 30, 2021, which was offset by a reduction to revenue of $0.5 million due to an immaterial error correction associated with revenue recognized under the Jazz Collaboration Agreement.

Research and development expense

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021, along with the changes in those items (in thousands):

	THREE MONTHS ENDED JUNE 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2022	2021	(DECREASE)	(DECREASE)
Personnel-related (including stock-based compensation)	$5,173	$6,591	$(1,418)	(22)%
Other research and development expenses	2,871	3,208	(337)	(11)%
engEx Platform	1,639	3,007	(1,368)	(45)%
exoSTING	1,279	1,208	71	6%
exoASO-STAT6	1,154	801	353	44%
exoIL-12	682	604	78	13%
Total research and development expenses	$12,798	$15,419	$(2,621)

Research and development expenses decreased $2.6 million from $15.4 million for the three months ended June 30, 2021 to $12.8 million for the three months ended June 30, 2022.

The decrease in research and development expenses was primarily due to a

•
$1.4 million decrease in personnel-related costs primarily due to a lower number of employees related to the disposition of the CMF facility to Lonza;
•
$1.4 million decrease in engEx Platform expenses driven mainly by decreases in lab expenses and a decrease in the number of contractors and consultants, which were both primarily related to the disposition of the CMF facility to Lonza; and
•
$0.3 million decrease in depreciation expense in other research and development costs, which was primarily related to the disposition of the CMF facility to Lonza.

These decreases were slightly offset by a $0.4 million increase in exoASO-STAT6 expenses driven by the initiation of clinical trials for this product candidate.

General and administrative expense

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021, along with the changes in those items (in thousands):

	THREE MONTHS ENDED JUNE 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2022	2021	(DECREASE)	(DECREASE)
Personnel-related (including stock-based compensation)	$3,948	$3,970	$(22)	(1)%
Facility-related and other general and administrative	1,720	1,845	(125)	(7)%
Professional fees	1,696	1,122	574	51%
Total general and administrative expenses	$7,364	$6,937	$427

General and administrative expenses increased $0.5 million from $6.9 million for the three months ended June 30, 2021 to $7.4 million for the three months ended June 30, 2022.

The increase in general and administrative expenses was primarily due to professional services driven by legal fees for intellectual property rights.

Interest income

There was an immaterial change of less than $0.1 million in interest income between the three months ended June 30, 2021 and the three months ended June 30, 2022. All of our investments matured prior to the three months ended June 30, 2022. As of June 30, 2022, we did not hold any investments.

Interest expense

Interest expense decreased $0.1 million from $0.7 million for the three months ended June 30, 2021 to $0.6 million for three months ended June 30, 2022. The decrease was driven by slightly lower interest rates in the Amended Term Loan Facility, which became effective in September 2021.

Other income

Other income increased by $0.4 million from $0.4 million for the three months ended June 30, 2021 to $0.8 million for the three months ended June 30, 2022. The increase in other income was driven by the annual increase in rental income received from our 35 CambridgePark Drive sublease as well as the sublease at 4 Hartwell Place, which commenced in November 2021.

Comparison of the six months ended June 30, 2022 and 2021

Collaboration revenue

Collaboration revenue increased by $11.7 million from $14.1 million for the six months ended June 30, 2021 to $25.8 million for the six months ended June 30, 2022. The increase for the six-month period ended June 30, 2022 was driven by $26.0 million recognized by us as a result of our agreement with Jazz to discontinue work on NRAS and an undisclosed third target, two of the five oncogene targets subject to the Jazz Collaboration Agreement. In the six months ended June 30, 2021, we recognized $10.9 million of revenue under the Jazz Collaboration Agreement as a result of our agreement with Jazz to discontinue work on STAT3, one of the five oncogene targets subject to the Jazz Collaboration Agreement, and an additional $3.0 million of revenue was recognized related to our Sarepta Research License and Option Agreement, which was terminated, effective December 3, 2021.

Research and development expense

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021, along with the changes in those items (in thousands):

	SIX MONTHS ENDED JUNE 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2022	2021	(DECREASE)	(DECREASE)
Personnel-related (including stock-based compensation)	$11,258	$13,217	$(1,959)	(15)%
Other research and development expenses	5,781	6,486	(705)	(11)%
engEx Platform	3,405	6,508	(3,103)	(48)%
exoSTING	2,746	2,164	582	27%
exoIL-12	1,985	1,379	606	44%
exoASO-STAT6	1,870	2,214	(344)	(16)%
Total research and development expenses	$27,045	$31,968	$(4,923)

Research and development expenses decreased by $5.0 million from $32.0 million for six months ended June 30, 2021 to $27.0 million for the six months ended June 30, 2022.

The decrease in research and development expenses was primarily due to

•
$3.1 million decrease in engEx Platform expenses, driven mainly by decreases in lab expenses and a decrease of contractors and consultants, which were both primarily related to the disposition of the CMF facility to Lonza;
•
$2.0 million decrease in personnel-related costs primarily due to a lower number of employees related to the disposition of the CMF facility to Lonza;
•
$0.7 million decrease in depreciation expense in other research and development costs, which was primarily related to the disposition of the CMF facility to Lonza; and
•
$0.3 million decrease on exoASO-STAT6 expenses, which was primarily due to a lower amount of pre-clinical study expenses due to the current year initiation of a Phase 1 clinical trial.

These decreases were slightly offset by

•
$0.6 million increase in exoIL-12 expenses driven by increases in clinical manufacturing expenses; and
•
$0.6 million increase in exoSTING expenses driven by increases in external studies.

General and administrative expense

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021, along with the changes in those items (in thousands):

	SIX MONTHS ENDED JUNE 30,		ABSOLUTE INCREASE	PERCENTAGE INCREASE
	2022	2021	(DECREASE)	(DECREASE)
Personnel-related (including stock-based compensation)	$7,343	$7,236	$107	1%
Facility-related and other general and administrative	3,693	3,874	(181)	(5)%
Professional fees	3,035	2,415	620	26%
Total general and administrative expenses	$14,071	$13,525	$546

General and administrative expenses increased by $0.6 million from $13.5 million for the six months ended June 30, 2021 to $14.1 million for the six months ended June 30, 2022.

The increase in general and administrative expenses was primarily due to professional services, which were driven by legal fees for intellectual property rights.

Interest income

There was an immaterial change of less than $0.1 million in interest income between the six months ended June 30, 2021 and the six months ended June 30, 2022. All of our investments matured prior to the six months ended June 30, 2022. As of June 30, 2022, we did not hold any investments.

Interest expense

Interest expense decreased by $0.1 million from $1.4 million for the six months ended June 30, 2021 to $1.3 million for six months ended June 30, 2022. The decrease was driven by slightly lower interest rates in the Amended Term Loan Facility, which became effective in September 2021.

Other income

Other income increased by $1.0 million from $0.7 million for the six months ended June 30, 2021 to $1.7 million for six months ended June 30, 2022. The increase in other income was driven by the annual increase in rental income received from our 35 CambridgePark Drive sublease as well as the sublease at 4 Hartwell Place, which commenced in November 2021.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our engEx product candidates, which are in various phases of early-stage and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through June 30, 2022 with aggregate net proceeds of $168.2 million from sales of our redeemable convertible preferred stock, $24.6 million from our term loan facility with Hercules, net of issuance costs, and $66.0 million received from our collaborations with Jazz and Sarepta. On October 16, 2020, we completed our IPO for net proceeds of $74.4 million, after deducting underwriting discounts and commissions and other offering expenses. On February 17, 2021, we completed a follow-on public offering for net proceeds of $61.7 million, after deducting underwriting discounts and commissions and other offering expenses. During the six-month period ended June 30, 2022, we raised $0.6 million, utilizing an “at-the-market” offering facility, pursuant to which we sold 110,037 shares of our common stock. As of June 30, 2022, we had cash and cash equivalents of $41.8 million. This amount will not be sufficient to fund our operations at the levels described in this Quarterly Report for the next 12 months. Maintaining our ongoing operations is dependent on our ability to obtain additional financing, as to which we can make no assurance.

Hercules Loan Agreement

On September 30, 2019 (the "Closing Date"), we entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules pursuant to which a term loan in an aggregate principal amount of up to $75.0 million (the "Term Loan Facility") was made available to us in four tranches, subject to certain terms and conditions. On the Closing Date, $10.0 million of the first tranche was advanced to us and an additional $15.0 million under the first tranche was drawn down on July 24, 2020. Under the Loan Agreement, there were three additional tranches available to us of $10.0 million ("tranche two"), $10.0 million ("tranche three"), and $30.0 million ("tranche four"). As of June 30, 2022, tranches two, three and four had expired.

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

Historical cash flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(35,448)	$(37,320)
Investing activities	(353)	(2,365)
Financing activities	648	64,451
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,153)	$24,766

Operating activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

During the six months ended June 30, 2022, operating activities used $35.4 million of cash, primarily due to a net loss of $14.8 million, coupled with a $26.0 million decrease in deferred revenue and a $2.6 million net decrease in accounts payable and accrued expenses, which were partially offset by non-cash charges of $5.0 million for stock-based compensation and $2.1 million for depreciation and amortization. The change in our deferred revenue was due to activity under our Collaboration and License Agreement with Jazz.

During the six months ended June 30, 2021, operating activities used $37.3 million of cash, primarily due to a net loss of $32.1 million coupled with an $11.8 million decrease in deferred revenue, which were partially offset by non-cash charges of $5.0 million for stock-based compensation and $2.8 million for depreciation and amortization. The change in our deferred revenue was due to activity under our Collaboration and License Agreement with Jazz.

Investing activities

During the six months ended June 30, 2022 and June 30, 2021, net cash used in investing activities was $0.4 million and $2.4 million, respectively, for purchases of property.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.6 million, driven by an “at-the-market” offering facility. During the six months ended June 30, 2021, net cash provided by financing activities was $64.5 million, driven by our follow-on public offering, completed on February 17, 2021 and additional proceeds from the exercise of stock options.

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

Based on our current operating plan, we expect our cash and cash equivalents as of June 30, 2022, will be insufficient to allow us to fund our operating expenses and capital expenditure requirements for 12 months following the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

The following table summarizes our contractual obligations as of June 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(1)(2)	$51,814	$6,344	$13,252	$14,043	$18,175
Long-term debt obligations(3)	25,000	—	20,579	4,421	—
Total	$76,814	$6,344	$33,831	$18,464	$18,175

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

Commencing on May 18, 2020, we entered into a sublease for 23,280 square feet of our leased space in Cambridge, Massachusetts. The term of the sublease was extended to three years following the sublessee's decision to exercise its option to extend the term for one additional year, effective July 1, 2021. The Company increased the base rent during the option period to reflect a market-based fixed annual rate beginning June 2022. Cash receipts under the sublease are expected to be $1.9 million and $0.9 million for the years ended December 31, 2022, and 2023, respectively, excluding reimbursement for a ratable portion of operating expenses. We remain jointly and severally liable under the terms of the head lease and therefore present the cash payments, inclusive of our obligation under the head lease for the subleased premises. As such, operating lease commitments do not include the expected cash receipts under the sublease. The lease term is now expected to end in May 2023. Subsequent to June 30, 2022, the sublessee defaulted on its lease payments. The Company is engaged in discussions with the sublessee concerning this matter.

On November 15, 2021, the Company entered into a sublease agreement with Lonza for the entirety of the Company's leased space at 4 Hartwell Place in Lexington, Massachusetts. Under the terms of the Sublease Agreement, Lonza is obligated to pay the Company base rent of approximately $1.0 million per year, subject to a 2.8% annual increase, plus certain operating expenses and other costs. The initial lease term commenced on November 15, 2021 and continues through November 30, 2024. Lonza has the option to extend the sublease term for five 12-month periods on the same terms and conditions as the current sublease, subject to an increase of 2.8% in the annual fixed rent charges. Additionally, Lonza has the right to have the associated master lease assigned to it beginning on January 1, 2026, subject to the landlord’s consent. As of June 30, 2022, the Company has not been legally released from its primary obligations under the original lease. Therefore, the Company continues to account for the original lease as it did before commencement of the sublease, inclusive of the effects of the Master Lease Amendment. The Company determined that the sublease term is commensurate with the initial sublease term because it is not reasonably certain that any of the extension options will be exercised.

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

Critical accounting policies and significant judgments and estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the US. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 10, 2022 (the "2021 Annual Report"), are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our 2021 Annual Report during the six months ended June 30, 2022.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2022 or 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*#	Form of Restricted Stock Unit Award Agreement for Company Employees under Codiak BioSciences Inc.'s 2020 Stock Option and Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

** Furnished herewith.

# Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codiak BioSciences, Inc.

Date: August 4, 2022	By:	/s/ Douglas E. Williams
Douglas E. Williams, Ph.D.
Chief Executive Officer, Director (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer (Principal Financial and Accounting Officer)